Form 10-K/A
period 1995-06-30
CENSTOR CORP /CA/
filed 1996-06-11
CIK 932094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

          X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended:
                  June 30, 1995

                                       OR

                  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to
______.

                         Commission File Number 0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)



                  California                               94-2775712
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification Number)

         530 Race Street, San Jose, CA                     95126
   (address of principal executive offices)              (zip code)

Registrant's telephone number, including area code: (408)  298-8400


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Series B Convertible Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 15, 1995 was $25,149,648. As there is no trading market for the registrant's stock, this valuation is based on the Fair Market Value of the registrant's stock as determined by the registrant's Board of Directors. For purposes of this disclosure, shares of common stock (assuming conversion of all outstanding shares of preferred stock) held by (i) persons who hold greater than five percent of the outstanding shares of common stock and
(ii) Officers and Directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         At September 15, 1995 registrant had outstanding 9,300,469 shares of Common Stock.

                                     PART I

ITEM 1.  BUSINESS

         GENERAL

         Censtor Corp. ("Censtor" or "the Company"), incorporated in 1981, is focused on developing technology for and manufacturing high performance contact recording heads and media for the computer disk drive industry. The Company's technology is embodied in micro-miniature, low-mass, low-cost read/write heads and special surface treatments for disk media that allow continuous head/disk contact during operation without excessive wear. Manufacturing will be performed by Censtor's newly-formed majority owned subsidiary, Contact Recording Technology, Inc. ("CRT") initially through subcontracting relationships with Daido Steel Co. ("Daido"), which will fabricate wafers of transducers for heads using Censtor's technology, and Kabil Electronics ("Kabil") which will assemble and test completed heads.

         Censtor's technology is embodied in heads that are smaller, lighter and less costly to manufacture than competing products and in special surface treatments for disk media that allow continuous head/disk contact during operation without excessive wear. Current heads available commercially are designed to operate at a microscopic distance or "fly" above the surface of the disk on a cushion of air and come into true contact with the disk only when the drive is turned off or "powered down." Historically, increases in areal density (the number of bits of data stored in a unit of area, usually quoted in square inches, on the surface of the recording disk) have come primarily from reductions in flying height. Contact recording has not been possible because of the excessive wear and crash problems inherent in operating conventional head designs in continuous contact with the disk media. The Company believes that Censtor technology solves these problems.

         The Company's business model has been to license contact recording technology to disk drive manufacturers and then to transfer the technology to them and their designated head and disk suppliers for production of heads, media and disk drives. Currently, Censtor has sold licenses to six disk drive companies (IBM, Fujitsu, Hitachi, Maxtor, NEC and MiniStor) who bought the licenses based upon their expectations that the Company's technologies will be the mainstream technologies of the future. The formation of CRT reflects a tactical shift in Censtor's operations to include the manufacturing and sale of heads incorporating the Company's contact longitudinal recording technology, in addition to continuing to license the technology for fees and royalties. CRT is being formed to accelerate the rate at which products using Censtor's technology are put into volume manufacturing.

         In 1989, the Company began exploring contact recording using perpendicular recording techniques. Perpendicular technology enabled the transducer to use a relatively long vertical magnetic pole which could tolerate significant wear before becoming inoperative. During the past two years, the Company has developed key technology breakthroughs that allow it to fabricate longitudinal transducers and to operate them in continuous contact with the disk without performance degradation due to pole wear at the head/disk interface. These technology breakthroughs include an ultra-low-wear head/disk interface and a simple, low cost suspension which integrates mechanical and electrical functions in one structure while requiring a very low positioning force or "head load" to hold the Censtor transducer in continuous contact with the disk surface. The transducer is fabricated entirely in a wafer level process, which eliminates the costly machining operations inherent in conventional flying head technology. These breakthroughs result in a manufacturing cost which is significantly less than the cost of conventional flying heads capable of comparable areal storage densities. The Company's contact longitudinal head can be used with longitudinal disks from a number of current volume media manufacturers who can readily adopt the Company's contact technology. This reduces substantially the risks in commercializing the technology.

         BUSINESS STRATEGY

         Censtor's strategy is to develop critical enabling technologies for the disk drive industry, protect those technologies with a portfolio of patents as well as carefully protecting its proprietary know-how, to license its technology to disk drive manufacturers and to provide, via CRT, an assured, low cost source of heads to those licensees. The Company's goal is to establish its technology as a main stream choice for high capacity disk drives in general and small form factor disk drives in particular. To ensure an adequate supply of production-quality heads are available to support the launch of its licensees' drive product programs, the Company intends to upgrade its fabrication capacity to enable it to manufacture up to one thousand tested heads per month by December 1995 and nine thousand per month by August 1996. In 1996, it plans to increase the quantity of heads available for it to sell to licensees by utilizing CRT to arrange subcontract wafer fabrication and head assembly relationships capable of supporting output of up to 1.2 million heads per month by December 1996 with expansion beyond that in 1997 through 1999. The Company believes that this strategy will enable it to access a broader base of potential customers and to bring disk drives using its components to market in a shorter time frame than if it were required to independently develop the head and media technology plus put in place all of the manufacturing capacity required to supply licensees using Censtor's technology in their disk drives.

         RESEARCH AND DEVELOPMENT

         The Company has been spending between $9.0 million and $12.0 million annually over the last three years on its ongoing research and development activities. Going forward, the majority of the head development expense will be supported by CRT. In order to provide advanced solutions for a wide variety of customers and applications, CRT and Censtor will continue to concentrate their research and development efforts on improving the performance and cost effectiveness of their technology. The Company will seek to complement its internal research and development capability through collaborative efforts with customers, component manufacturers and universities. At the same time, the direct access, through CRT, to an actual manufacturing wafer fab and head assembly operation will facilitate the transition of technology enhancements from the laboratory to manufacturing. While Censtor currently owns improvements to its technology developed by CRT, it is anticipated in the future that both CRT and Censtor will each own their intellectual property, with a cross-licensing agreement.

         SALES, MARKETING AND DISTRIBUTION

         By creating license relationships with disk drive manufacturers, the Company is building a base of captive customers for components using its technology. The Company has initially targeted disk drive companies focused on the personal computer and small form factor market segments where the Company believes the advantages of its technology should be most compelling. Integrated computer and disk drive manufacturing companies, particularly located outside the U. S., have recognized that low mass contact recording will ultimately be required to achieve the increases in areal storage densities necessary to sustain future drive product generations. These companies have shown a clear willingness to invest today in order to acquire access to and to start learning to use what they perceive will be the mainstream recording technology within just a few years. Therefore, the Company has already sold licenses to several such companies, including IBM, Fujitsu and Hitachi, as well as OEM disk drive manufacturers Maxtor and MiniStor, and is in discussions with several others. Censtor completed the sale of a license to Nippon Electric Company ("NEC") in August 1995. Because of the relationships established via the licensor/licensee link, the requirement for CRT to have a traditional geographically oriented OEM sales force, supported by an extensive marketing activity, is significantly reduced. However, a strong technical support organization is required to support the licensees as they integrate Censtor's technology into their drive products.

         MiniStor is currently operating under protection of Chapter 11 of the United States Bankruptcy Code. However, the Company is not dependent upon, nor did it plan to derive a significant portion of its revenues from, sales to MiniStor.

         MANUFACTURING ACTIVITIES

         The Company's strategy is to use CRT to generate the ability to deliver up to 1.2 million heads per month by December 1996 to provide a credible, high-volume, low-cost source of heads for its licensees. It plans to accomplish this by enhancing its present fabrication capacity to be able to produce one thousand tested heads per month by December 1995 and nine thousand per month by August 1996 while establishing wafer fabrication and subcontract head assembly relationships that will increase its delivery capacity to 1.2 million tested good heads per month by December 1996. This should provide an initial source of head supply adequate to support the product launch requirements of Censtor's licensees while providing a path to the role of a high-volume, low-cost supplier capable of supporting multiple licensees' product programs. Despite the Company's strategy, the Company's full license agreements, currently owned only by Fujitsu and Maxtor, require that the Company transfer the rights to use, and knowledge of how to manufacture components using, the technology to its licensees or component manufacturers of the licensees' choice. There can be no assurance that CRT will be chosen as the component manufacturer by Fujitsu or Maxtor or by any future licensee similar to that of Maxtor or Fujitsu. Any such failure on the part of Maxtor, Fujitsu or any future licensee could have a material impact on the Company's business, financial conditions and results of operations.

                  CRT's Internal Manufacturing

                  The Company believes that its initial planned manufacturing capacity provided by CRT will be adequate to support licensees' initial product introductions and ongoing development of Censtor's technology but will not achieve the volumes necessary to take full advantage of the economies of scale and cost reductions available.

                  Leveraging Component Manufacturers' Investments

                  The Company believes that a critical element in its success will be to develop and leverage its relationships with component suppliers. To facilitate acceptance of its technology, Censtor is working with Kabil Electronics, Daido, Hutchinson Technology, NHK and StorMedia to establish manufacturing capacity for beams, heads and disks incorporating the Company's technology. Discussions are also underway with Fuji Denka Kagaku ("FDK"), a head manufacturing subsidiary of Fujitsu with both flying inductive and flying MR technology, regarding FDK becoming an additional source of both wafers and completed Head Gimbal Assemblies for CRT. The Company believes that these suppliers in aggregate have invested approximately $35 million in their internal development activities and manufacturing processes and capacities to supply disk drive components to Censtor's licensees. The Company also believes that Daido will become the initial subcontract wafer fabricator to support Censtor's manufacturing strategy. Daido has been working directly with the Company for three years and is expected to have installed six-inch wafer fab capacity capable of output of up to two million untested heads per month by December 1996.

         COMPETITION AND TECHNOLOGICAL CHANGE

         The disk drive component industry is intensely competitive. Participants in the industry include both independent component suppliers as well as large disk drive and computer manufacturers that supply their internal component requirements. These companies have greater financial, marketing and technological resources than the Company. The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical, semiconductor or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products, which could render the Company's products noncompetitive or obsolete, thereby adversely affecting the Company's results of operations.

                  The market for the Company's products is intensely competitive and characterized by rapidly changing advances in head and media technologies. These advances result in frequent product introductions, short product life cycles and increased product capabilities that may result in significant performance improvements and price reductions. Specifically, the Company is subject to competition from manufacturers of thin film inductive and MR heads, as well as thin film media based on use of conventional flying head and longitudinal recording technologies. Head and media product performance has been improving steadily due to a combination of increased transducer efficiency, improved media performance, smaller slider size, lower flying heights, and pseudo-contact heads and it is expected to continue to improve. In addition to enabling lower flying heights, the cost of advanced inductive flying heads is being decreased by the reduction in the size of the slider, which permits fabrication of more sliders per wafer. There can be no assurance that the Company's potential performance and manufacturing cost advantages will be realized in practice or can be maintained over the improvements to conventional inductive heads.

         MAINTENANCE AND ENHANCEMENT OF PATENT PORTFOLIO

         To protect and enhance its large investment in head and media development, the Company maintains an aggressive patent prosecution strategy and has obtained several patents covering low mass recording heads. The Company's patent portfolio currently includes thirteen issued United States patents, twelve pending United States patent applications, and seven foreign patents and a number of foreign patent applications. With respect to the micro Flexhead(R) components in particular, the Company has three issued United States patents covering the structure, manufacturing process for and application of low-mass contact recording devices and two additional United States patents covering improvements and advances relating to those patents. The Company believes its patents may create substantial barriers to entry for competing technologies which incorporate heads with very low effective mass for either contact or flying head recording. Currently Censtor owns improvements to its technology developed by CRT. It is anticipated that in the future both Censtor and CRT will each own their intellectual property, with a cross-licensing arrangement.

         LICENSES WITH DISK DRIVE MANUFACTURERS

         As of September 15, 1995, the Company has entered into license agreements with six of the roughly twenty-five disk drive manufacturers in the world: IBM, Fujitsu, Hitachi, Maxtor, MiniStor and NEC. The Company has executed license agreements with initial license fees of $19.7 million from these licensees, of which the Company has received $14.5 million. The receipt of the remaining $5.2 million is dependent upon the occurrence of certain triggering events expected to occur in 1996. In addition, the Company has received $7.5 million of non-refundable advance royalty payments. Two of these agreements provide that no future licenses granted by the Company will be more favorable than the existing licenses and that the licensee may grant restricted sub licenses to component suppliers. Two others permit the licensees to acquire the right to appoint subcontractors in exchange for the payment of additional license fees and royalties. The specific terms of the license agreements vary depending on when the licenses were entered into, whether or not the Company has rights to future royalty payments from the licensee, whether the license extends to not only the Company's patents but also its trade secret information, and whether the licensee is expected to become a component supplier.

         HITACHI

         In December 1994, Hitachi purchased a paid-up license to the Company's patents issued and applied for as of December 31, 1994 as well as the Company's initial patent, when and if applied for and issued, covering Censtor's contact longitudinal head design. The amount paid included an initial license fee and prepaid royalties. Hitachi also received options for three years to acquire licenses under the Company's other future patents and to use Censtor's know-how in exchange for the payment of certain additional sums plus royalties at specified rates which may be discounted and prepaid if the option is exercised by Hitachi before a certain date. While Censtor believes that Hitachi's original intent in purchasing the license was to enable it to manufacture contact perpendicular heads of its own design, Hitachi has signed a letter of intent stating that it could become a customer for the Company's contact longitudinal heads if they are made available at competitive prices and in the quantities reflected by the schedule in CRT's business plan for 1995 and 1996. Until it exercises its options, Hitachi will not have the right to require Censtor to transfer its know-how, either to Hitachi or to other head suppliers, for use in building heads using Censtor's designs for Hitachi and other Censtor licensees.

         MAXTOR

         The Company entered into a royalty-bearing license agreement with Maxtor, a leading manufacturer and supplier of advanced high capacity disk drives, in October 1991. Maxtor is currently developing small form factor disk drives and Censtor is building prototype disk drives based upon a modified Maxtor design and incorporating micro Flexhead(R) components to permit Maxtor to evaluate the use of Censtor's technology in these disk drives. Like Hitachi, Maxtor has signed a letter of intent stating that it could become a customer for the Company's heads if they are made available at competitive prices and in the quantities reflected by the schedule in CRT's business plan for 1995 and 1996. Under its license, Maxtor has the rights to require Censtor to transfer its know-how to one other head supplier.

         FUJITSU

         In February 1991, the Company entered into a license agreement with Fujitsu, one of Japan's largest computer and disk drive manufacturers. Fujitsu's license is fully paid and royalty free; however, it does not allow for the incorporation of certain advanced technologies in combination with the Company's micro Flexhead(R) components without the payment of additional royalties. Fujitsu plans to continue to consider the Company's technology for use in future disk drives. Fujitsu has the right under its license to require Censtor to transfer its know-how to subcontract head and media suppliers.

         IBM

         IBM purchased a royalty-bearing license from the Company in June 1993. The license with IBM provides that after IBM has paid the Company a specified amount in royalties, IBM will have no further obligation to make additional royalty payments. However, IBM's license does not grant to IBM access to certain of the Company's trade secrets. IBM has agreed to license to the Company and its licensees the rights to any patents that IBM receives on improvements to the Company's technology made by IBM. If any such IBM improvements are incorporated in disk drives sold by Censtor licensees, Censtor must share with IBM a percentage of royalty revenue arising from sales of such drives.

         MINISTOR

         MiniStor demonstrated a disk drive prototype built in conjunction with Censtor in its private technology suite at COMDEX '94 in November. In December 1994, MiniStor purchased a license to acquire components incorporating Censtor's technology from qualified suppliers and to use those components in building and selling disk drives in exchange for the payment of an up-front fee in cash plus a promissory note as well as royalties due upon the sale of disk drives utilizing such components. MiniStor also received an option to acquire the right to receive Censtor's know-how in exchange for the payment of a specified additional sum. MiniStor is currently operating under protection of Chapter 11 of the United States Bankruptcy Code. However, the Company is not dependent upon, nor does it plan to derive a significant portion of its revenues from, sales to MiniStor.

         NEC

         In August 1995, Censtor entered into a royalty-bearing license agreement with NEC to license its patents relating to data storage devices and processes for manufacturing such devices. This license provided the Company with an up-front payment, with the remaining amount payable on the earlier of 24 months from the August 7, 1995 effective date or the date on which NEC first ships a Licensed Data Storage Device to a customer. NEC also has an option to acquire certain of the Company's trade secret information, in return for additional license fees and royalties.

         POTENTIAL ADDITIONAL LICENSEES

         The Company continues to seek other new licensees for its technology and currently has discussions underway with several other disk drive companies including Conner Peripherals, Samsung, SyQuest and

Western Digital, some of whom have already received sample components. In addition, Western Digital has signed a letter of intent stating that it plans to evaluate Censtor-design heads for use in its disk drive products. In September 1995, Western Digital entered into a Convertible Promissory Note with CRT. This note is convertible into Series C Preferred Stock in CRT, or can be exchanged with the Company for a non-transferable license upon terms to be negotiated.

         ENVIRONMENTAL REGULATIONS

         The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture and test the Company's micro Flexhead(R) component. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

         HUMAN RESOURCES

         As of June 30, 1995, the Company had 95 full-time employees, two part-time employees and nine contract employees. Of the total, 95 employees were engaged in product and manufacturing process research and development and 11 in selling, general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

         The Company is highly dependent upon certain members of its management and engineering staff, the loss of service of one or more of whom could adversely affect the Company. The Company has only limited management, operational and financial resources to accommodate growth. The Company has no employment contracts with its key personnel. The Company's ability to continue research and development as well as develop its micro Flexhead(R) component manufacturing process will require the Company to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands are expected to require the addition of new management and the development of additional expertise by existing management. There can be no assurance that the Company will be able to attract and retain skilled and experienced personnel or properly manage future growth and failure to do so could have a material adverse effect on the Company.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company as of June 30, 1995, are as follows:



NAME                    AGE    POSITION

Garrett A. Garrettson   52     Chief Executive Officer, President and Director
Russell M. Krapf        48     Senior Vice President, Component Supply
David M. Kowalski*      51     Chief Financial Officer, Vice President, Administration and
                               Secretary
Robert D. Hempstead     52     Vice President of Head Development
James A. Cole           52     Director
B. Kipling Hagopian     53     Chairman of the Board
Harold J. Hamilton      71     Director

Paul R. Low             62     Director
Richard C. E. Morgan    51     Director



         GARRETT A. GARRETTSON joined Censtor in February 1993 as Chief Technical Officer, and became President and Chief Executive Officer in April 1993. He was appointed a founding director, President and Chief Executive Officer of CRT upon its founding. Before joining the Company, Dr. Garrettson served as Vice President of Product Strategy and Engineering of Seagate Technology, Inc. beginning in August 1990, and served as Vice President of Engineering and Product Line Management (responsible for Minneapolis Disk Drive Operations) at Imprimis Technology (Control Data Corp.) for four years beginning in October 1986. Dr. Garrettson attended Stanford University where he earned B.S. and M.S. degrees in Engineering Physics, and a Ph.D. in Mechanical Engineering (Nuclear). Because Dr. Garrettson serves as President and CEO of both Censtor and CRT, the two companies will share the costs of his employment based upon the relative employee populations.

         RUSSELL M. KRAPF rejoined Censtor as Senior Vice President, Corporate Development and Component Supply in August 1993. He was appointed to the same position within CRT upon its founding. Mr. Krapf has been associated with Censtor since February 1988, at which time he was appointed Vice President, Operations and from February 1990 to February 1992 served as President and Chief Operating Officer of the Company. From November 1992 to July 1993, Mr. Krapf served as President of California Micro Devices Corporation after which time he returned to the Company as a consultant and currently has responsibility for developing and maintaining relationships with the Company's component manufacturers and existing and prospective licensees. Mr. Krapf received a B.S. in Engineering Science from Florida State and an M.B.A. from Boston University. Mr. Krapf has also served for four years as President and a Director of IDEMA (a trade association for the disk drive industry). Because Mr. Krapf serves as a Senior Vice President of both Censtor and CRT, the two companies will share the costs of his employment based upon the relative employee populations.

         *DAVID M. KOWALSKI had joined Censtor in August 1993 as Chief Financial Officer and Vice President, Administration and was subsequently elected Secretary of the Company. He was appointed to the same positions within CRT upon its founding. He spent the prior fourteen months at Western Digital as Chief Accounting Officer starting in June 1992. He spent nine years at Maxtor beginning in October 1983, where he served as Controller and then as Vice President of Finance, Corporate Secretary and Treasurer. In his last year at Maxtor, Mr. Kowalski acted as Vice President of Finance and Chief Financial Officer of Maxoptix, Maxtor's joint venture with Kubota. He received his B.A. in Mechanical Engineering from Harvard and his M.B.A. from Stanford. Mr. Kowalski resigned from the Company effective August 11, 1995. Since that date, the Company has retained the consulting services of Wilson O. Cochran as acting Chief Financial Officer and Vice President, Administration. Prior to joining the Company, Mr. Cochran was the Vice President, Sales and Marketing, of StereoGraphics Corp. Prior to that he held various executive positions such as Chief Financial Officer, President, Vice President and Controller at companies such as Lapine Technology, Falco Data Products, Comport Corporation and Domain Technology of which he was also a founder. Mr. Cochran earned his M.B.A. from George Washington University. Because Mr. Cochran provides consulting services as Vice President, CFO and Secretary of both Censtor and CRT, the two companies will share the cost of his engagement based upon the relative employee populations.

         ROBERT D. HEMPSTEAD joined the Company in November 1993 as Director, Head Development and was appointed Vice President of Head Development in April 1995. He was appointed a founding director and Vice President of CRT upon its founding. From 1989 to 1993, Dr. Hempstead worked as a technical consultant in the areas of thin film heads and thin film disks for magnetic recording. Dr. Hempstead received his bachelor and masters degrees in Electrical Engineering from M.I.T. in 1965 and Ph.D. in Physics from the University of Illinois in 1970. Dr. Hempstead will become an employee of CRT and his employment by Censtor will end upon the transfer of Censtor's head development staff to CRT.

         JAMES A. COLE joined the Company's Board of Directors in October 1992. Since 1986, Mr. Cole has been the Managing General Partner of Spectra Enterprise Associates, and a Partner of New Enterprise Associates, both private venture capital partnerships. Mr. Cole is also a director of Gigatronics, Inc., Spectrian Corp. and Vitesse Semiconductor Corp., all public companies. Mr. Cole is a graduate of the University of California Graduate School of Management at Los Angeles.

         B. KIPLING HAGOPIAN joined the Company's Board of Directors in November 1981 and became Chairman in 1993. In 1972, Mr. Hagopian founded Brentwood Associates, one of the largest high technology venture capital investment companies in the United States, and has been a General Partner since that time. Mr. Hagopian is also a member of the Board of Directors of Natural Language, Inc. and Performance Semiconductor Corporation. Mr. Hagopian received his B.A. and M.B.A. from the University of California at Los Angeles.

         HAROLD J. HAMILTON recently retired from his position as the Company's Senior Vice President, Research and Advanced Technology, a position he held from January 1987 to July 1994, and presently serves as a director and a consultant to the Company. Dr. Hamilton is a founder of Censtor and has been the Company's key technical contributor. He is the inventor of the Company's micro Flexhead technology and is responsible for many of the innovations that contributed to contact and perpendicular recording technology for hard disk drive applications. Dr. Hamilton has an interdisciplinary Ph.D. in techno-economic forecasting and socio-economic planning from the University of Southern California. Dr. Hamilton has a B.S. degree in Physics from Stanford University.

         PAUL R. LOW joined the Company's Board of Directors in March 1993. In July 1992, Mr. Low formed PRL Associates, a technology consulting firm and became an advisory partner of Weiss, Peck & Greer, a venture capital firm. From 1957 to July 1992, Mr. Low served in various positions at IBM where he was promoted to General Manager of Technology Products, appointed to the Corporate Management Board and became President of the General Products Division. Mr. Low is also a member of the Board of Directors of Applied Materials, Inc., NexGen Microsystems and Solectron Corporation, all publicly traded companies, as well as the following private companies: CMX Corporation, IPAC, and Dynalogic. Mr. Low received his B.S. and M.S. from the University of Vermont and earned his Ph.D. in Electrical Engineering from Stanford University.

         RICHARD C.E. MORGAN joined the Company's Board of Directors in June 1990. He has served as a General Partner of Wolfensohn Partners L.P. since June 1986. Mr. Morgan is also a director of Quidel, Inc., Celgene Corporation, Lasertechnics, Inc., MediSense, Inc. and Liposome Technology, Inc. Mr. Morgan received his B.S. in Engineering from the University of Auckland and his M.B.A. from Harvard Business School.

ITEM  2. PROPERTIES

         The Company's corporate offices, principal laboratories and manufacturing operations are in a facility of approximately 40,000 square feet shared with CRT located in San Jose, California. The Company's lease on this facility expires on July 15, 1998, but the Company has the option to renew the lease for an additional three years. The Company's Flexhead(R) component prototype production is conducted by CRT in this facility. The Company believes that its existing facility will be adequate to meet the Company's needs throughout 1996 including the expansion of its wafer fab capacity to support an output of nine thousand good heads per month by August 1996 as well as the activities necessary to support the subcontracting of the wafer fabrication and head assembly plus the distribution and sale of up to 2.3 million heads per month by the middle of 1997. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         As of June 30, 1995, the Company had outstanding 9,300,469 shares of common stock held by 145 shareholders, 6,617,299 shares of Series A Preferred Stock held by 15 shareholders and 8,370,508 shares of Series B Convertible Preferred Stock held by 557 shareholders. There is no established public trading market for any class of the Company's equity securities.

         The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The holders of Preferred Stock are entitled to certain preferences with respect to dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                       Fiscal Year Ended June 30,

                                               1991              1992               1993              1994            1995
                                          -------------      ------------      -------------      ------------   ---------------
Statement of Operations Data:
Revenues:
     License fees                         $     328,000      $  6,007,634      $   2,682,666      $  7,845,799   $     3,515,472
     Research and development fees            4,294,000                --                 --                --                --
                                          -------------      ------------      -------------      ------------   ---------------
         Total revenues                       4,622,000         6,007,634          2,682,666         7,845,799         3,515,472
Expenses:
     Research and development                 8,882,978         9,633,250          9,411,161        11,723,752        11,448,501
     Selling, general & administrative        1,308,760         1,502,372          2,126,641         2,372,255         2,846,235
                                          -------------      ------------      -------------      ------------   ---------------
         Total expenses                      10,191,738        11,135,622         11,537,802        14,096,007        14,294,736
                                          -------------      ------------      -------------      ------------   ---------------
Operating loss                              (5,569,738)       (5,127,988)        (8,855,136)       (6,250,208)      (10,779,264)
Interest and other income (expense)         (1,200,690)       (1,017,988)        (1,863,683)       (1,486,025)         (959,146)
Minority interest in loss of subsidiary             --                --                 --                --            81,650
                                          -------------      ------------      -------------      ------------   ---------------
Loss before income tax expense              (6,770,428)       (6,145,976)       (10,718,819)       (7,736,233)      (11,656,760)
Income tax expense                              390,000           530,000                 --                --           290,350
                                          -------------      ------------      -------------      ------------   ---------------
Net loss                                  $ (7,160,428)      $(6,675,976)      $(10,718,819)      $(7,736,233)    $ (11,947,110)
                                          ============       ===========       ============       ===========     =============

Net loss per share                        $      (1.67)      $     (0.72)      $     (1.17)       $     (0.84)    $       (1.29)
                                          ============       ===========       ============       ===========     =============
Weighted average number of shares            4,296,000         9,248,000          9,190,000         9,211,000         9,255,000
 used in computing per share amount

BALANCE SHEET DATA:
Cash and cash equivalents                  $  3,371,780      $    331,202      $   3,136,240      $  8,613,200    $    1,368,891
Working capital (deficiency)                    649,190        (6,392,269)        (6,298,326)         6,215,308       (2,878,918)

Total assets                                  6,035,223         2,098,955          6,471,377        12,627,804         4,519,001
Long term obligations, excluding             12,774,094        12,295,167         25,510,479        14,309,130        14,304,589
     current maturities
Accumulated deficit                        (62,219,225)      (68,895,201)       (79,614,020)      (87,350,253)      (99,297,363)
Net capital deficiency                     (12,018,937)      (18,694,313)       (29,409,664)       (4,365,839)      (14,515,928)


         The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The holders of Preferred Stock are entitled to certain preferences with respect to dividends.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          Unless otherwise indicated, references to years in this section refer to fiscal years ending June 30.

RESULTS OF OPERATIONS

         OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology for disk drives. The Company has recently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by the licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. The Company has not been profitable in any fiscal period since inception and, as of June 30, 1995, had an accumulated deficit of $99.3 million. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

         Censtor's operating plans for fiscal 1996 include continued development of contact recording technology and improvements to the head/disk interface to reduce wear and improve storage performance as well as continued building of prototype disk drives and delivering of sample components to existing and prospective licensees. The Company expects to finance these operations through sales of additional licenses and by seeking additional equity financing. There can be no assurance that the Company will be able to sustain its operations without the sale of such additional licenses or without obtaining additional equity financing.

         LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and contract research and development agreements. During the fiscal years ended June 30, 1993 and 1994, the Company generated net cash from financing activities of $9.1 million and $17.7 million respectively, reflecting sales of the 12% Secured Convertible Debentures in 1993 and the Series B Convertible Preferred Stock in 1994. In 1995, net cash provided by financing activities was $832,000, resulting primarily from proceeds of $2 million from the sale of preferred stock of CRT which was partially offset by $1.1 million of principal payments on capital leases. During the same periods, the Company used cash in its operations of $3.8 million, $13.2 million and $8.3 million respectively. In 1993 and 1995, the Company received payments of license fees and non-refundable prepaid royalties from several licensees, which caused cash used in operations to be less than the Company's net loss. In addition, particularly in 1993 and 1995, the Company delayed payments on accounts payable to conserve cash prior to completion of anticipated new financing. The Company used cash in investing activities of $2.5 million in 1993, primarily for the acquisition of capital equipment and generated net cash from investing activities of $1.0 million in 1994 consisting of $1.7 million used for additions to property and equipment and $2.8 million provided by proceeds from the sale and leaseback, and sale of fixed assets. In 1995, with a similar transaction, the Company generated net cash from investing activities of $205,000 consisting of $379,000 used for additions to property and equipment and $584,000 provided by proceeds from the sale and leaseback, and sale of fixed assets.

         As of June 30, 1995, the Company had a working capital deficiency of approximately $2.9 million, monthly cash usage in excess of $1.0 million and no available credit facilities or assured sources of financing to meet its operating needs. Given the recurring operating losses in carrying out the development and deployment of its technologies and the requirement to continue payments on its equipment leases, the Company does not currently have sufficient liquidity to sustain its operations for the next twelve months. Furthermore, given this inadequate liquidity, coupled with the lack of immediately available sources of financing, the Company requires future sources of financing to be able to continue executing its strategic plans. Accordingly, the independent auditors report on the June 30, 1995 consolidated financial statements of the Company contains an uncertainty paragraph with respect to the Company's ability to continue as a going concern. See Note 1 of "Notes to Consolidated Financial Statements".

         The Company expects to incur substantial additional costs related to its continuing research and development efforts and operating activities, including the establishment of prototype production capability in CRT. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control. The Company is currently pursuing financing alternatives including sales of new licenses and new equity financing.

         The Company's ability to fund its cash requirements through fiscal 1996 continues to depend upon its success in selling additional licenses and/or equity and other sources of financing. Management expects to enter into additional license agreements that provide for the payment of license fees and, potentially, prepaid royalties during fiscal 1996. It also expects to obtain additional equity financing for CRT and to a lesser extent for Censtor. There can be no assurance that the Company will be able to sell such additional licenses and/or obtain such equity investments. Any such failure would have a material adverse impact on the Company's financial condition and results of operations. The Company's commitments for cash payments in fiscal year 1996 are primarily for operating expenses, which are currently expected to increase, in total, over operating expenses incurred during fiscal 1995 given the manufacturing start-up. See "Note 3 of Notes to Consolidated Financial Statements."

         If the Company is successful in selling these additional licenses and/or raising such other sources of financing, it believes that it will be able to finance its operations and lease obligations during fiscal 1996. There can be no assurance, however, that the Company will be successful in these endeavors nor that the aggregate of the funds received from these sources will be adequate to fund its operations or that any other financing, if obtained, would be adequate to support the Company's operations or on terms favorable to the Company. See "Note 9 of Notes to Consolidated Financial Statements."

         RESULTS OF OPERATIONS

         Revenues

         The Company's major revenue source has been fees from license agreements with disk drive manufacturers. These license agreements have generally included an initial fee, which is paid either at the inception of the license or on an installment basis and, for two of its current licenses, royalties on the future sale of products incorporating the Company's technology. Non refundable fees received, or contractually obligated to be paid, are recognized as revenue on a straight line basis over the estimated period during which the Company is required to satisfy significant obligations under the license agreements.

         The Company's revenues were $2.7 million, $7.8 million and $3.5 million in 1993, 1994 and 1995 respectively. Of these revenues, approximately $1.4 million and $1.8 million in 1993 and 1994, respectively were represented by revenues from related parties. (See "Note 2 to Notes to Consolidated Financial Statements.") Revenues in 1993 include the continued amortization of license fees associated with the Fujitsu license and additional license revenue associated with a license granted to Maxtor in September 1991. In June 1993, the Company entered into a license agreement with IBM, which contributed $4.1 million to the Company's revenues in 1994. In addition, in October 1993, the Company entered into a technical assistance agreement, whereby the Company granted the right to priority access by Daido to training and technical assistance by the Company in developing manufacturing capabilities for certain components. The Company received approximately $1.7 million from Daido in fiscal year 1994 under this agreement. The Daido agreement expired in October 1994. Revenues in 1995 consisted primarily of the amortization of the Hitachi license that was entered into in December 1994. See "Note 6 of Notes to Consolidated Financial Statements."

         Research and Development

         The Company intends to continue to invest in research and development in order to complete the development and improve the performance and cost effectiveness of products incorporating its technology. Research and development expenses increased from $9.4 million in 1993 to $11.7 million in 1994, and decreased slightly to $11.4 million in 1995. The increase in the rate of research and development expenses in 1994 and 1993 as compared to prior years was due to non recurring engineering charges for development and functional verification of manufacturing and test equipment required to establish pilot production capacity as well as to the cost of building prototype disk drives for a prospective licensee. Research and development expenses are expected to continue to increase at a modest rate in future years to support additional licensees and sustain the Company's competitive position. The Company expects its licensees and sub licensed component manufacturers to conduct significant development work at their own expense with respect to incorporating the Company's technology in disk drive products. Consequently, the Company expects to conduct less research and development than would otherwise be the case. The benefits of experience in teaching successive licensees to use Censtor's technology are also expected to minimize the need for large annual increases in research and development expenses as additional licensees develop products incorporating the Company's technology.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased from $2.1 million in 1993 to $2.4 million in 1994 and to $2.8 million in 1995. These increases resulted primarily from an increase in legal fees for patent filings, the fee for recruiting the Chief Technical Officer in 1994, attorney and accountant fees due to the Company's requirements for disclosure as a public reporting entity, and legal fees associated with establishing CRT in 1995.

         Interest and Other Income (Expense)

         Interest expense consists primarily of interest on the Company's outstanding indebtedness and capital leases. Interest expense decreased from $2.0 million in 1993 to $1.7 million in 1994 and further decreased to $1.1 million in 1995. The decrease in 1994 is primarily attributable to the conversion of 12% Secured Convertible Debentures that were issued in October and November 1992 and subsequently converted into Series A Preferred Stock in November 1993. The further decrease in 1995 is attributable to the pay down of existing leases. Interest payments on the Company's outstanding 6% subordinated debentures payable to Denka have been deferred until the earlier of maturity of the obligations in 1997 and 1998 or until the Company has generated pre-tax income in three consecutive quarters. Interest will compound on the deferred interest at the base rate of the 6%.

         Interest income is the result of interest earned on the temporary investment of the Company's cash pending its use in operations. Interest income increased from $83,000 in 1993 to $200,000 in 1994 and decreased to $173,000 in 1995. The large increase in interest income in 1994 was attributable to the temporary investment of the cash proceeds from the sale of the Company's Series B Convertible Preferred Stock. The subsequent decrease was due to lower cash balances earning interest over the course of the year.

         Income Taxes

         As of June 30, 1995, the Company had federal net operating loss and credit carryforwards of approximately $94.0 million and $2.5 million, respectively, expiring in various years beginning in 1997 through 2010. The Company also has state net operating loss and credit carryforwards of approximately $28.8 million and $900,000 respectively. The state operating loss carryforwards will expire in various years beginning in 1996 through 2000 while the credit carryforwards will expire in various years beginning in 2003 through 2010. Tax law provides that the use of net operating loss and credit carryforwards are restricted if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $75.0 million of federal net operating loss and all credit carryforwards are subject to an annual limitation. The annual limitation should range between $500,000 and $2.0 million depending upon a final determination of the value of the Company on the date the substantial change in ownership occurred. The balance of $19.0 million federal net operating loss carryforwards can be used without limitation. Similar limitations apply to state carryforwards.

         Effect of Inflation

         The Company believes that inflation has not had a material impact on its operating or financial ratios during the year ended June 30, 1995 as compared to the years ended June 30, 1994 and 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers is included in
Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation paid by the Company for the year ended June 30, 1995 to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000:

                                               ANNUAL COMPENSATION          LONG-TERM
                                               -------------------         COMPENSATION
                                                                           ------------
NAME AND PRINCIPAL POSITION           YEAR      SALARY     BONUS    SECURITIES UNDERLYING       ALL OTHER
- ---------------------------           ----      ------     -----       OPTION(#)(1)(2)        COMPENSATION(3)
                                                                       ---------------        ---------------
Garrett A. Garrettson,                1995    $ 250,480  $     775                300,000           $     912
  Chief Executive Officer             1994      250,000         --                480,224               1,056
Robert D. Hempstead                   1995      161,290     40,000                200,000                 746
  Vice President, Head Research       1994      110,381     25,000                 75,330                 427
  and Development
Russell M. Krapf                      1995      166,730     26,650                100,000                 775
  Senior Vice President,              1994      174,952     14,425                 94,161                 707
  Component Supply
David M. Kowalski(4)                  1995      153,847     28,000                100,000                 730
  Chief Financial Officer,            1994      163,788     26,250                160,075                 667
  Vice President, Administration,
  Secretary

- -------------------
(1) The stock options granted to the named officers vest as to 1/48 of the shares per month at the end each month after the date of grant; provided, however, that in certain cases options are not first exercisable until six months after the date of grant. The options are exercisable at a price of $0.40 per share and expire ten years from the date of grant.

(2) There are no other long-term incentive compensation plans which require disclosure.

(3) Reflects premiums paid by the Company on behalf of the named officers for term life insurance with benefits payable to beneficiaries designated by the officers.

(4)      Mr. Kowalski resigned his position with the Company effective August
         11, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock and Preferred Stock (on an as converted basis) as of October 20, 1995 by (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock or Preferred Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table below, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                             PREFERRED STOCK (1)          COMMON STOCK               TOTALS (2)

              NAME OF OWNER                NUMBER OF     PERCENT     NUMBER OF     PERCENT      NUMBER OF     PERCENT
                                             SHARES      OF CLASS      SHARES      OF CLASS      COMMON      OF COMMON
                                          BENEFICIALLY BENEFICIALLY BENEFICIALLY BENEFICIALLY  EQUIVALENTS  EQUIVALENTS
                                             OWNED        OWNED        OWNED        OWNED     BENEFICIALLY  BENEFICIALLY
                                                                                                 OWNED         OWNED
Brentwood Associates(3)................    1,298,244      8.66%     3,452,023      29.65%      4,750,267      17.83%
   11150 Santa Monica Boulevard,
   Suite 1200
   Los Angeles, CA 90025

Aeneas Venture Corporation(4)..........    2,938,225      19.60             0           0      2,938,225       11.20
   600 Atlantic Avenue,
   26th Floor
   Boston, MA 02210-2203

Wolfensohn Partners L.P.(5)............      413,172       2.76     1,070,467        9.19      1,483,639        5.57
   599 Lexington Avenue
   New York, NY 10022

J.P. Morgan Investment Corporation(6)..      363,796       2.43     1,064,477        9.14      1,428,273        5.36
   60 Wall Street
   New York, NY 10260-0060

New Enterprise Associates(7)...........    1,424,590       9.50             0           0      1,424,590        5.35
   1119 St. Paul Street
   Baltimore, MD 21202

Morgenthaler Venture Partners(8).......      314,669       2.10       802,018        6.89      1,116,687        4.19
   700 National City Bank Building
   Cleveland, OH 44114

Fujitsu Limited........................            0          0       784,682                    784,682
   1015 Kamikodanaka                                                                6.74%                      2.95%
   Nakahara-ku, Kawasaki-shi
   Kanagawa-ken 211
   Japan

Garrett A. Garrettson(9)...............            0          0       415,944        3.57        415,944        1.56
B. Kipling Hagopian(10)................    1,298,244       8.66     3,452,023       29.65      4,750,267       17.83
Harold J. Hamilton(11).................            0          0       302,375        2.60        302,375        1.14
Russell M. Krapf(12)...................            0          0       198,157        1.70        198,157           *
Paul R. Low(13)........................            0          0        15,692           *         15,692           *
Richard C.E. Morgan(14)................      413,172       2.76     1,079,883        9.27      1,493,055        5.60
James A. Cole(15)......................    1,424,590       9.50             0           0      1,424,590        5.35
David M. Kowalski(16)..................            0          0        98,918           *         98,918           *
Robert D. Hempstead (17)...............            0          0        92,859           *         92,859           *
All directors and executive officers as    3,136,006      20.92     5,655,851       48.59      8,791,857       33.02
a group (9 persons)(18)................

- --------------------
 *    Less than one percent

(1) Includes Series A Preferred and Series B Preferred. Preferred Stock is reflected on an as-converted to Common Stock basis. As of October 20, 1995, each share of Series A and Series B Preferred converts into one share of Common Stock.

(2) Reflects Preferred Stock (on an as-converted to Common Stock basis) and Common Stock combined.

(3)   Includes: 1,260,769; 2,373,667; 878,257; and 237,574 shares held respectively by Bren twood Associates II, Brentwood Associates III, Brentwood Associates IV and Evergreen II, L.P., of which 3,573; 6,689; 2,493; and 675 shares, respectively, are issuable upon exercise of warrants to purchase Common Stock, 229,289; 429,253; 60,002; and 43,343 shares, respectively, are shares of the Company's Series A Preferred, and 108,494; 222,972; 82,519; and 22,372 shares, respectively, are shares of the Company's Series B Preferred. Mr. Hagopian, the Chairman and a Director of the Company is a General Partner of Brentwood Associates. Mr. Hagopian disclaims beneficial ownership of the shares owned by Brentwood Associates.

(4) Includes 2,678,141 shares of the Company's Series A Preferred and 260,084 shares of the Company's Series B Preferred.

(5) Includes 4,256 shares issuable upon exercise of warrants to purchase Common Stock, 273,116 shares of the Company's Series A Preferred and 140,056 shares of the Company's Series B Preferred. Richard C.E. Morgan, a Director of the Company, is a General Partner of Wolfensohn Partners L.P. Mr. Morgan disclaims beneficial ownership of the shares held by Wolfensoh n Partners L.P.

(6) Includes 4,233 shares issuable upon exercise of warrants to purchase Common Stock, 223,796 shares of the Company's Series A Preferred and 140,000 shares of the Company's Series B Preferred.

(7) Includes 1,274,853 and 149,737 shares held respectively by New Enterprise Associates V ("NEA") and Spectra Enterprise Associates ("Spectra"), of which 1,071,256 and 131,788 shares, respectively, are shares of the Company's Series A Preferred and 203,597 and 17,949 shares, respectively, are shares of the Company's Series B Preferred. NEA and Spectra are independent partnerships; however, the General Partners of Spectra are also General Partners of NEA. James A. Cole, a Director of the Company, is a Partner of NEA and the Managing General Partner of Spectra. Mr. Cole disclaims beneficial ownership of the shares owned by NEA and Spectra.

(8) Includes 332,352 and 784,335 shares held respectively by Morgenthaler Venture Partners and Morgenthaler Venture Partners II, of which 949 and 2,239 shares, respectively, are issuable upon exercise of warrants to purchase Common Stock.

(9) Includes 415,944 shares subject to stock options which are exercisable within 60 days of October 20, 1995.

(10) Includes shares beneficially owned or held of record by entities associated with Brentwood Associates, as described in footnote 3 above. Mr. Hagopian is a General Partner of Brentwood Associates. Mr. Hagopian disclaims beneficial ownership of such shares.

(11)  Includes (i) 282,144 shares held in trust for the benefit of Mr. Hamilton,
      (ii) 5,648 shares held by Mr. Hamilton's two children, as to which shares he disclaims beneficial ownership, and (iii) 14,583 shares subject to stock options which are exercisable within 60 days of October 20, 1995.

(12) Includes 86,419 shares subject to stock options which are exercisable within 60 days of October 20, 1995.

(13) Includes 15,692 shares subject to stock options which are exercisable within 60 days of October 20, 1995.

(14) Includes shares beneficially owned or held of record by Wolfensohn Partners L.P., as described in footnote 5 above. Mr. Morgan is a General Partner of Wolfensohn Partners L.P. Mr. Morgan disclaims beneficial ownership of such shares.

(15) Includes shares beneficially owned or held of record by NEA and Spectra as described in footnote 7 above. Mr. Cole is a Partner of NEA and the Managing General Partner of Spectra. Mr. Cole disclaims beneficial ownership of these shares.

(16) Includes 98,918 shares subject to stock options which are exercisable within 60 days at October 20, 1995.

(17) Includes 92,859 shares subject to stock options which are exercisable within 60 days of October 20, 1995.

(18) Includes 724,415 shares subject to stock options exercisable within 60 days of October 20, 1995. See Notes 9, 11, 12, 13, 16 and 17. Also includes 7,667,912 shares which may be deemed to be beneficially owned by certain directors and officers. See Notes 10, 14 and 15.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1990, Harold J. Hamilton, a retired executive officer and a current director of the Company, exercised stock options as to 244,821 shares of the Company's Common Stock and, in lieu of payment to the Company for such exercise, Mr. Hamilton delivered to the Company a promissory note in the principal amount of $71,500. The note, the total principal amount of which is still outstanding, was subsequently amended to change the interest rate, currently bears interest at the rate of 5.38% per annum and is due September 21, 2000.

         The Company's Bylaws provide that the Company is required to indemnify its officers and directors to the fullest extent permitted by California law, including those circumstances in which indemnification would otherwise be discretionary, and that the Company is required to advance expenses to its officers and directors as incurred. Further, the Company has entered into indemnification agreements with its officers and directors. The Company believes that its charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed with Report

                  1)       Financial Statements.

                  The following Consolidated Financial Statements of Censtor Corp. and subsidiaries, and the Report of Independent Auditors are included at pages F-1 through F-19 of this Annual Report on Form 10-K.

                                                    DESCRIPTION                                        PAGE NO.
                 ---------------------------------------------------------------------------------     --------

                 Report of Ernst & Young LLP, Independent Auditors................................       F-1

                 Consolidated Balance Sheets as of June 30, 1995 and 1994.........................       F-2

                 Consolidated Statements of Operations for each of the Three Years in the Period         F-3
                 Ended June 30, 1995..............................................................

                 Consolidated Statements of Net Capital Deficiency for each of the Three Years in        F-4
                 the Period Ended June 30, 1995...................................................

                 Consolidated Statements of Cash Flows for each of the Three Years in the Period         F-5
                 Ended June 30, 1995..............................................................

                 Notes to Consolidated Financial Statements.......................................       F-6


                  2)       Financial Statement Schedules.

                  No schedules have been filed as part of this report because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                  3)       Exhibits

                  Exhibit
                  Number            Description
                  -------           -----------
                  3.i (5)           Restated Articles of Incorporation of Registrant.

                  3.ii (1)          Amended and Restated Bylaws of Registrant.

                  10.1 (1)(4)       1990 Stock Plan and Form of Option Agreement.

                  10.2 (1)          Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

                  10.3 (1)          Lease Agreement, dated November 28, 1983, between the Company and The Sobrato
                                    Group, together with amendments thereto.

                  10.4 (1)(2)       License Agreement, dated September 23, 1991, between the Company and Maxtor
                                    Corporation, as amended.

                  10.5 (1)(2)       License Agreement, dated February 28, 1991, between the Company and Fujitsu
                                    Limited, as amended.

                  Exhibit
                  Number           Description
                  -------          -----------
                  10.6 (1)(2)       Manufacturing License Agreement, dated August 26, 1988, between the Company and
                                    Denki Kagaku Kogyo Kabushiki Kaisha, as amended.

                  10.7 (1)(2)       License Agreement, dated June 1, 1993, between the Company and International
                                    Business Machines Corporation.

                  10.8 (1)          Denka Promissory Note.

                  10.9 (3)          License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.

                  10.10 (5)         License Agreement, dated June 19, 1995, between Contact Recording Technology, Inc.
                                    and the Company.

                  10.11 (2)         License Agreement, dated August 7, 1995, between NEC Corporation and the Company.

                  24 (5)            Power of Attorney (see page 20)

                  -------------------------

                  (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

                  (2) Confidential Treatment requested for portions of Exhibit.

                  (3) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

                  (4)      Document indicated is a compensatory plan.

                  (5)      Previously filed.

         (b)      Reports on Form 8-K
                  Not applicable.

         (c)      Exhibits
                  See response to Item 14(a)(3) above.

         (d)      Financial Statement Schedules
                  See response to Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant

                                       CENSTOR CORP.

December 13, 1995                      By:
                                           /s/ Garrett A. Garrettson
                                           _____________________________________
                                           Garrett A. Garrettson
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Capacity in Which Signed                Date
- -----------------------------   -------------------------------------------     -----------------

                                President,Chief Executive Officer and           December 13, 1995
- -----------------------------
Garrett A. Garrettson           Director (Principal Executive Officer,
                                Principal Financial and Accounting Officer)

                    *           Chairman of the Board                           December 13, 1995
- -----------------------------
B. Kipling Hagopian

                    *           Director                                        December 13, 1995
- -----------------------------
Harold J. Hamilton

                                Director                                        December 13, 1995
- -----------------------------
James A. Cole
                                Director                                        December 13, 1995
- -----------------------------
Paul R. Low
                    *           Director                                        December 13, 1995
- -----------------------------
Richard C. E. Morgan


*By: /s/ Russell M. Krapf
     -------------------------------------
         Russell M. Krapf, Attorney-In-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant

                                       CENSTOR CORP.

December 13, 1995                      By:
                                           _____________________________________
                                           Garrett A. Garrettson
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Capacity in Which Signed                Date
- -----------------------------   -------------------------------------------     -----------------


                                President,Chief Executive Officer and           December 13, 1995
- -----------------------------
Garrett A. Garrettson           Director (Principal Executive Officer,
                                Principal Financial and Accounting Officer)

                    *           Chairman of the Board                           December 13, 1995
- -----------------------------
B. Kipling Hagopian

                    *           Director                                        December 13, 1995
- -----------------------------
Harold J. Hamilton


- -----------------------------   Director                                        December 13, 1995
James A. Cole

- -----------------------------   Director                                        December 13, 1995
Paul R. Low

                    *           Director                                        December 13, 1995
- -----------------------------
Richard C. E. Morgan


*By:
     -------------------------------------
         Russell M. Krapf, Attorney-In-Fact