Form 10-Q
period 1996-03-31
CENSTOR CORP /CA/
filed 1996-06-11
CIK 932094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of 1934

For the fiscal quarter ended:  March 31, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)

           California                                       94-2775712
- ----------------------------------------          ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)
        530 Race Street
      San Jose, California                                     95126
- ----------------------------------------          ------------------------------
(address of principal executive offices)                     (zip code)


       Registrant's telephone number, including area code: (408) 298-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                       --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                                              OUTSTANDING AT MARCH 31, 1996
      Common Stock - no par value                                             9,301,719

================================================================================

                                  CENSTOR CORP.

                                      INDEX

                                                                            Page No.
                                                                            --------

           PART I.  FINANCIAL INFORMATION
Item 1     Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 1995 and March 31, 1996 (unaudited)                         3

           Condensed Consolidated Statements of Operations (unaudited)
           three and nine months ended March 31, 1995 and 1996                  4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           nine months ended March 31, 1995 and 1996                            5

           Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9


           PART II.  OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K                                    13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  ASSETS                                JUNE 30, 1995         MARCH 31, 1996
                                                        -------------         --------------
                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $   1,368,891         $      50,703
  Receivables                                                  27,345                 8,846
  Prepaid expenses and other current assets                   326,436               121,246
  Property and equipment held for sale                             --             1,260,693
                                                        -------------         -------------
Total current assets                                        1,722,672             1,441,488

Property and equipment, net                                 2,517,155                13,311

Restricted cash                                                94,450                94,450

Deposits and other assets                                     184,724               147,221
                                                        -------------         -------------

Total assets                                                4,519,001             1,696,470
                                                        =============         =============

  LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Notes payable                                         $          --         $   5,900,000
  Accounts payable                                            703,111             1,005,557
  Accrued payroll and related expenses                        437,451                94,450
  Deferred revenue                                          2,062,498                    --
  Other current liabilities                                    58,315               291,022
  Obligations under capital leases                          1,340,215               806,887
                                                        -------------         -------------

Total current liabilities                                   4,601,590             8,097,916

Long-term obligations:
  Obligations under capital leases                            633,134               127,080
  Subordinated debentures                                  13,671,455            14,282,547

Minority interest of subsidiary                               128,750                    --

Net capital deficiency:
  Preferred stock                                          32,509,031            32,509,031
  Common stock                                             50,507,497            50,507,997
  Warrants to purchase shares of preferred stock              253,050               253,050
  Capital surplus                                           1,789,600             2,263,708
  Accumulated deficit                                     (99,297,363)         (106,067,116)
                                                        -------------         -------------

                                                          (14,238,185)          (20,533,330)

  Notes receivable from shareholders                         (277,743)             (277,743)
                                                        -------------         -------------

Net capital deficiency                                    (14,515,928)          (20,811,073)
                                                        -------------         -------------

Total liabilities and net capital deficiency            $   4,519,001         $   1,696,470
                                                        =============         =============

      See accompanying notes to condensed consolidated financial statements

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                              MARCH 31,                                  MARCH 31,
                                                  ---------------------------------         ---------------------------------

                                                      1995                 1996                 1995                 1996
                                                  ------------         ------------         ------------         ------------
Revenues - license fees                           $  1,237,650         $    735,934         $  2,276,923         $  3,202,706

Costs and expenses:
  Research and development                           2,674,745            1,538,233            8,811,579            7,399,095
  Selling, general, and administrative                 803,657              657,746            2,204,568            1,754,855
                                                  ------------         ------------         ------------         ------------
Total expenses                                       3,478,402            2,195,979           11,016,147            9,153,950
                                                  ------------         ------------         ------------         ------------

Operating loss                                      (2,240,752)          (1,460,045)          (8,739,225)          (5,951,244)
Interest and other expenses, net                       257,296              327,966              640,209              693,701
Minority interest in loss of subsidiary                     --                   --                   --             (194,642)
                                                  ------------         ------------         ------------         ------------
Loss before income tax expense                      (2,498,048)          (1,788,011)          (9,379,434)          (6,450,303)

Income tax expense                                     123,750               73,333              166,600              319,450
                                                  ------------         ------------         ------------         ------------


Net loss                                          ($ 2,621,798)        ($ 1,861,344)        ($ 9,546,034)        ($ 6,769,753)
                                                  ============         ============         ============         ============


Net loss per share                                ($      0.28)        ($      0.20)        ($      1.03)        ($      0.73)
                                                  ============         ============         ============         ============


Weighted average number of shares used in
computing per share amounts (in thousands)               9,255                9,302                9,245                9,301
                                                  ============         ============         ============         ============

     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   -------------------------------
Operating activities:                                                                  1995                 1996
                                                                                   -----------         -----------
Net loss                                                                           ($9,546,033)        ($6,769,753)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      1,194,026           1,093,030
  Gain on sale of fixed assets                                                         (43,092)           (145,908)
  Interest on subordinated debentures                                                  570,645             611,092
  Loss applicable to minority interest                                                      --            (194,642)
  Changes in assets and liabilities:
       Receivables                                                                     (38,902)             18,499
       Prepaid expenses and other current assets                                      (368,251)            205,190
       Accounts payable                                                               (202,289)            302,446
       Accrued payroll and related expenses                                            143,689            (343,001)
       Deferred revenue                                                              2,713,338          (2,062,498)
       Other current liabilities                                                        (7,373)            232,707
                                                                                   -----------         -----------

                                                                                     3,961,791            (283,086)
                                                                                   -----------         -----------

Net cash used in operating activities                                               (5,584,241)         (7,052,838)

Investing activities:
Additions to property and equipment                                                   (294,751)           (191,668)
Proceeds from sale and leaseback, and sale of fixed assets                             583,751             550,050
                                                                                   -----------         -----------

Net cash provided by investing activities                                              289,000             358,382


Financing activities:
Proceeds from issuance of short-term debt                                                   --           5,900,000
Principal payments under capital leases                                               (769,058)         (1,064,232)
Purchase of certificate of deposit in connection with leases                           (94,450)                 --
Sale of preferred stock of subsidiary                                                       --             540,000
Sale of common stock                                                                     4,649                 500
                                                                                   -----------         -----------

Net cash provided by (used in) financing activities                                   (858,859)          5,376,268
                                                                                   -----------         -----------

Net decrease in cash and cash equivalents                                           (6,154,101)         (1,318,188)
Cash and cash equivalents at beginning of period                                     8,613,200           1,368,891
Cash and cash equivalents at end of period                                         $ 2,459,099         $    50,703
                                                                                   ===========         ===========

Supplemental disclosure of noncash financing activities:
Equipment purchased under capital leases                                           $   842,340         $    24,851

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1996


NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1996. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's Annual Report on Form10-K/A filed with the Securities and Exchange Commission.

NOTE 2 -- NET LOSS PER SHARE:

         Net loss per share is computed based upon the weighted average number of shares of the Company's common stock. The Company's common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive for the three and nine month periods ended March 31, 1995 and 1996 and, accordingly, were not included in the weighted average number of shares.

NOTE 3 -- FISCAL 1996 FINANCING:

         As of March 31, 1996, the Company had negative working capital due primarily to a history of monthly cash usage in excess of $1.0 million. In addition, the Company has limited available credit facilities and no assured sources of financing to meet its operating needs. Given the recurring operating losses in carrying out the development and deployment of its technologies and the requirement to continue payments on its equipment leases, the Company does not currently have sufficient liquidity to sustain its operations for the next twelve months. Furthermore, given this inadequate liquidity, coupled with the lack of immediately available sources of financing, the Company requires future sources of financing to be able to continue operations. Because these conditions also existed at June 30, 1995, the independent auditor's report on the June 30, 1995 financial statements of the Company contains an uncertainty paragraph with respect to the Company's ability to continue as a going concern.

         The Company's ability to fund its recurring losses from operations depends upon its success in selling licenses, and/or raising other sources of financing. The Company is actively pursuing sources of financing. In addition, the Company has entered into an agreement (the "Agreement") with an established component manufacturer in the disk drive industry, for such manufacturer to acquire the majority of the Company's tangible assets and related lease liabilities, and to purchase a non-exclusive patent and know-how license to use the Company's technology (the "Proposed Transaction"). The Agreement was entered into on March 29, 1996 with the "Closing" expected to occur in early- to mid-June, upon obtaining approval from the Company's shareholders. Under the terms of the Agreement, the Company will retain those physical assets, primarily office equipment and computers, necessary to protect its patent portfolio and intellectual property and to continue operations as a technology licensing company.

         If the Company is successful in selling new licenses, consummating the Agreement, and/or raising other sources of financing, it believes that it will be able to finance its operations through the next twelve months. There can be no guarantee that the Company will be able to raise additional financing.

The financial statements included herein do not include any adjustments that might result should the Company not be able to finance its expected level of future expenditures.

NOTE 4 -- EQUITY FINANCING:

         In June 1995, the Company formed a subsidiary, Contact Recording Technology, Inc. ("CRT") to develop and manufacture contact longitudinal data storage heads for the computer disk drive industry. The Company received approximately an 89.5% interest in exchange for agreements to license certain technology and to provide certain services to the subsidiary. The remaining 10.5% interest was sold to two outside investors/joint venture partners for $2.0 million.

         In September 1995, a potential third outside investor/joint venture partner was issued a warrant to purchase 250,000 shares of preferred stock of CRT at an exercise price of $4.00 per share, exercisable through December 31, 1995. The investor exercised the warrant to purchase a total of 135,000 shares for a total of $540,000 for an approximate equity interest of 2.7%. The investor was also issued a warrant to purchase 720,000 shares of the preferred stock of CRT, exercisable through June 30, 1996, in exchange for certain equipment which it presently owns for use in the assembly and test of contact recording heads for computer disk drives.

         In the first half of fiscal 1996, CRT received $3.0 million under a promissory note issued to a potential licensee. Repayment of the principal, initially by October 26, 1995, by automatic conversion into preferred stock of CRT or in exchange for a license with the Company for the use of certain of the Company's patents, has been extended to May 17, 1996. If the note is converted to stock, the holder of the note has the option to exchange the shares for a license or to retain the shares and acquire a license for $3.0 million at any time prior to February 23, 1997.

         The Company was unable to secure any additional equity financing in the current quarter, but has entered into the Agreement. This transaction will affect the Company's equity only to the extent of any gain on the assets sold, and it will provide cash necessary for the ongoing operations of Censtor.

NOTE 5 -- LINE OF CREDIT:

         In October 1995, the Company arranged a line of credit with its primary bank to provide short term working capital of up to $750,000, repayable in November 1995. This line was increased in November 1995 to $1.0 million and extended through December 1995. Subsequent to the quarter end, the line was further extended through May 31, 1996. The line bears a variable interest rate of prime plus 2.5% and is collateralized by the assets of the Company. In connection with the line of credit the bank was granted warrants to purchase approximately 70,000 and 40,000 shares of preferred stock in Censtor at the lower of $2.50 or the share price of the next security issued by the Company, exercisable through November 2000 and February 2001, respectively. The line is expected to be repaid out of the proceeds from the transaction contemplated in the Agreement.

NOTE 6 -- BRIDGE LOANS:

         In January 1996, several of the existing investors of Censtor loaned the Company $1.0 million in the form of convertible promissory notes. The notes bear interest at prime plus 2.5% and were initially due February 23, 1996. These notes have been extended until nine months after the Closing, however, and approximately 50% of the principal plus accrued interest will be repaid out of the Closing proceeds. The notes are collateralized by the assets of the Company and are subordinated to the Company's line of credit with its primary bank. At the option of the investors, the notes can be automatically converted into shares of the next equity security issued by Censtor.

         In February 1996, the Company obtained a bridge loan of $900,000 from a component manufacturer in the disk drive industry as part of negotiations in connection with the Proposed Transaction. On the signing of the Agreement, the Company entered into an additional promissory note for up to $800,000 of which the Company had received $500,000 by April 30, 1996. These notes bear interest at 10% per annum. On the Closing, the outstanding balance on the $800,000 note and approximately half of the $900,000 note, subject to certain adjustments, will be forgiven, with the balance being offset against the proceeds from the Proposed Transaction.

NOTE 7 -- THE PROPOSED TRANSACTION:

         On March 29, 1996, the Company entered into the Agreement, which provides for the transfer, on the Closing date, of the Company's research and development operations, including the hiring of 84 of its employees, and the sale of certain of the Company's physical assets and rights and obligations under contracts related thereto to an established manufacturer in the disk drive industry. Additionally, on the Closing, pursuant to the Agreement, the Company will grant a non-exclusive irrevocable world-wide license covering the Company's intellectual property to such manufacturer. The Proposed Transaction is subject to shareholder approval.

         The Company will receive approximately $9.0 million, subject to certain adjustments, in connection with the Proposed Transaction, $6.5 million of which will be received on the Closing and up to $2.5 million of which will be received between November 15, 1996 and nine months after the Closing.

         Of the net proceeds from the Proposed Transaction, the Company expects to use approximately $5.8 million to pay down obligations estimated to be due as of the Closing, including a $2.0 million payment of outstanding accrued interest on the subordinated debentures (see Note 8), $588,000 to partially repay the convertible promissory notes (see Note 6) and $1,000,000 to repay the Company's line of credit (see Note 5). The remainder of the proceeds, if any, will be used for general working capital purposes with respect to the Company's ongoing licensing operations.

NOTE 8 -- CONVERTIBLE DEBT:

         On February 22, 1996, certain subordinated debentures of the Company's were modified such that the Company is obligated to pay $2.0 million against the outstanding accrued interest on such debentures by July 31, 1996. This amount will be put into escrow upon the Closing. The Company has agreed to use its best efforts consistent with good business practices, subject to certain conditions, to pay the remaining outstanding principal and accrued interest of the debentures on September 30, 1996. Notwithstanding the amount paid, any remaining interest will be forgiven on September 30, 1996. In addition, the debenture holder has agreed to forgive the remaining principal balance of the debentures (due September 1997 and January 1998) in return for 5% of the royalties Censtor may receive from its present and future licenses through the year 2001, and subject to the repayments above.

NOTE 9 -- COMMITMENTS:

         As of March 31, 1996, the Company had outstanding non-cancellable purchase orders of approximately $1.8 million, primarily relating to acquisitions of capital equipment. Of the orders, $1.5 million are related to equipment that was expected to be resold to a joint venture partner for use in manufacture of Censtor's contact recording heads. Due to the Company's return to a licensing strategy, Censtor is negotiating to cancel most of these open orders.

NOTE 10 -- SUBSEQUENT EVENT:

          In connection with the Proposed Transaction, the Company has amended an agreement with a licensee to allow for the licensing of the Company's technology to the disk drive component manufacturer of the Proposed Transaction as well as to eliminate the licensee's obligations (i) to pay royalties on the licensed technology and (ii) to pay the Company $3.0 million if the licensee uses the licensed technology commercially.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis contain forward-looking statements regarding future events or the future funancial performance of Censtor Corp. and its subsidiary, CRT, (collectively, the "Company" or "Censtor"). There are a number of important factors that could cause the actual results of the Company to differ materially. Such factors are set forth in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company=s last filed Form 10-K/A and Form 10-Q.

           In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by the licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. The Company has not been profitable in any fiscal period since inception and as of March 31, 1996 had an accumulated deficit of $106.1million. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

         Censtor's strategy is to develop critical enabling technologies for the disk drive industry, protect those technologies with a portfolio of patents as well as carefully protecting its proprietary know-how, and to license its technology to disk drive manufacturers. In June 1995, the Company intended to provide, via its subsidiary, Contact Recording Technology, Inc. ("CRT"), an assured low cost source of heads to those licensees. The Company has been unable to raise capital in the magnitude needed to bring this plan to fruition and has, accordingly, entered into an agreement (the "Agreement") with Read-Rite Corporation ("Read-Rite"), an established component manufacturer in the disk drive industry, for Read-Rite to acquire the majority of Censtor's tangible assets and related lease liabilities, and to purchase a non-exclusive patent and know-how license to use Censtor's technology (the "Proposed Transaction"). The Proposed Transaction is expected to close (the "Closing") shortly following approval by the shareholders of the Company if such approval is received. Certain shareholders of the Company holding a majority of the voting equity securities of the Company have granted Read-Rite an irrevocable proxy to vote their shares in favor of the Proposed Transaction, and, accordingly, the Company believes that the Proposed Transaction will be approved by the Company's shareholders in early- to mid-June. At the Closing, Read-Rite will pay up to $6,525,000 to the Company, subject to certain adjustments. In addition, if the Proposed Transaction is consummated, Read-Rite will pay the Company up to an additional $2,500,000, also subject to certain adjustments, to be made in three payments, $250,000 on November 15, 1996, $250,000 on December 13, 1995 and $2.0
million nine months after the Closing. In February 1996, the Company obtained a bridge loan of $900,000 from Read-Rite as part of negotiations in connection with the Proposed Transaction. On the signing of the Agreement, the Company entered into an additional promissory note for up to $800,000 of which the Company had received $500,000 by April 30, 1996. These notes bear interest at 10% per annum. On the Closing, the outstanding balance on the $800,000 note and approximately half of the $900,000 note, subject to certain adjustments, will be forgiven, with the balance being offset against the proceeds from the Proposed Transaction. In addition, in connection with the Proposed Transaction, the Company has amended an agreement with a licensee to allow for the licensing of the Company's technology to Read-Rite as well as to eliminate the licensee's obligations (i) to pay royalties on the licensed technology and (ii) to pay the Company $3.0 million if the licensee uses the licensed technology commercially.

         As a result of the Agreement, Censtor's strategic focus for the next twelve months has shifted to reducing its overhead, and returning to its original strategy of perfecting its existing patents, selling additional licenses, and collecting royalties due under the licenses. If the Company's patented technology becomes a main stream choice for high capacity disk drives, Censtor could ultimately collect royalties from some past and future licensees. There can be no assurance, however, that the Company will be successful in this strategy.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and contract research and development agreements.

         During the nine months ended March 31, 1996, the Company generated net cash from financing activities of $5.4 million, primarily from the receipt of $5.9 million on various notes payable and the sale of stock in CRT for $540,000, offset by payments of $1.1 million on capital leases. In comparison, Censtor consumed $769,000 in cash for payments on capital leases during the nine months ended March 31, 1995. During the same periods, the Company used cash in its operations of $7.1 million and $5.6 million, respectively. The lower cash usage during the period in fiscal 1995 is primarily due to receipt of license fees in the amount of $4.5 million, a significant portion of which was recorded as deferred revenue. The Company generated cash from investing activities of $358,000 for the nine months ended March 31, 1996, primarily from the sale of fixed assets, partially offset by the purchase of fixed assets, and generated $289,000 for the nine months ended March 31, 1995, also from the sale of fixed assets, partially offset by the purchase of fixed assets.

         As of March 31, 1996, the Company had negative working capital of approximately $7.9 million, due to a history of monthly cash usage in excess of $1.0 million. In addition, the Company has limited available credit facilities with no assured sources of financing to meet its operating needs. Given the recurring operating losses in carrying out the development and deployment of its technologies and the requirement to continue payments on its equipment leases, the Company does not currently have sufficient liquidity to sustain its operations for the next twelve months. The Company requires future sources of financing to be able to continue operations. Because these conditions also existed at June 30, 1995, the independent auditor's report on the June 30, 1995 financial statements of the Company contains an uncertainty paragraph with respect to the Company's ability to continue as a going concern.

         The Company expects to decrease its future operating expenses significantly if the Proposed Transaction is consummated as, pursuant to the Agreement, Read-Rite will acquire the majority of Censtor's tangible assets and related lease liabilities, as well as a non-exclusive license for Censtor's technology, and Read-Rite has hired all of CRT's employees and all but five of Censtor's employees effective February 5, 1996, substantially reducing Censtor's likely future monthly spending.

         In addition to the above funds, the Company secured several sources of working capital during and prior to the quarter ended March 31, 1996, including the following:

1. The Company has negotiated a $1.0 million line of credit with its primary bank, currently repayable on May 31, 1996. The Company plans to repay the line out of the proceeds from the Proposed Transaction. The line bears a variable interest rate of prime plus 2.5% and is collateralized by the assets of the Company. In connection with the line of credit the bank was granted warrants to purchase approximately 70,000 and 40,000 shares of preferred stock in Censtor at the lower of $2.50 or the share price of the next security issued by the Company, exercisable through November 2000 and February 2001, respectively.

2. In September and October 1995, CRT received a total of $3.0 million under a promissory note issued to a potential licensee. Repayment of the principal, initially by October 26, 1995, by automatic conversion into preferred stock of CRT or in exchange for a license with the Company for use of certain of the Company's patents, has been extended to May 17, 1996. If the note is converted to stock, the holder of the note has the option of exchanging the shares for a license or retaining the shares and acquiring a license for $3.0 million at any time prior to February 23, 1997.

3. In January 1996, the existing investors of Censtor loaned the Company $1.0 million in the form of convertible promissory notes. The notes bear interest at prime plus 2.5%. The Company plans to pay approximately 50% of the outstanding notes, plus accrued interest, at the Closing, and pay the remainder nine months after the Closing. The notes are collateralized by the assets of the Company and are subordinated to the Company's line of credit with its primary bank. At the option of the investors, the notes can be automatically converted into shares of the next equity security issued by Censtor.

         In addition, on February 8, 1996, the Company met with a major noteholder to propose a restructuring of certain of Censtor's debt obligations. An agreement was reached on February 22, 1996 . Under this new agreement the Company is obligated to pay $2.0 million against the outstanding accrued interest (which totaled $4.3 million as of March 31, 1996) by July 31, 1996 and use its best efforts consistent with good business practices, subject to certain conditions, to pay the remaining outstanding principal and accrued interest on September 30, 1996. Not withstanding the amount paid, any remaining interest shall be forgiven on September 30, 1996. In addition, the noteholder has agreed to forgive the remaining principal balance (due in September 1997 and January
1998) in return for 5% of the royalties Censtor may receive from its present and future licenses through the year 2001, and subject to the repayments above.

         The Company's commitments for cash payments during the next twelve months are primarily for operating expenses. The Company had outstanding non-cancellable purchase orders totalling approximately $1.8 million, primarily relating to acquisitions of capital equipment. Of the orders, $1.5 million are related to equipment that was expected to be resold to a joint venture partner for use in the manufacture of Censtor's contact recording heads. Due to the the Company's return to a licensing strategy, Censtor is negotiating to cancel most of these open orders. The Company is currently unable to estimate the impact on operations of any cancellation fees. Due to the limited cash available to the Company over the last four to six months, the Company's accounts payable have increased to over $1.0 million as of March 31, 1996. Of this amount, approximately 25% represented invoices older than 90 days. Upon the Closing, the Company intends to pay down these overdue amounts.

         The Company's ability to fund its cash requirements through the next twelve months continues to depend upon its success in selling additional licenses and completing the Proposed Transaction or raising other sources of financing. Management expects to enter into additional license agreements that provide for the payment of license fees and, potentially, royalties during the next twelve months.

         If the Company is successful in selling additional licenses and completing the Proposed Transaction or raising such other sources of financing, it believes that it will be able to finance its operations during the next twelve months. There can be no assurance, however, that the Company will be successful in these endeavors or that the aggregate of the funds received from these sources will be adequate to fund its operations or that any other financing, if obtained, would be adequate to support the Company's operations or on terms favorable to the Company. Any such failure would have a material adverse impact on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

         Revenues

         The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. These license agreements have generally included an initial fee, which is paid either at the inception of the license or on an installment basis and, for two of its current licenses, prepaid royalties on the future sale of products incorporating the Company's technology. Nonrefundable fees received, or contractually obligated to be paid, are recognized as revenue on a straight line basis over the estimated period during which the Company is required to satisfy significant obligations under the license agreements. As a result of Read-Rite's hiring of all of CRT's employees and all but five of Censtor's employees, the remainder of the Company's deferred revenue in connection with its licenses was recognized as revenue in the quarter ended March 31, 1996, because with its present employees, Censtor is no longer able to provide technical support to its licensees.

         Accordingly, revenues for both the quarter and the nine months ended March 31, 1996, $736,000 and $3.2 million respectively, relate primarily to the recognition of deferred revenues associated with a license to Hitachi, Ltd., which were fully recognized by December 1995, and the recognition of the balance of deferred revenue from a license to NEC Corporation, entered into August 1995. The $1.2 million in recognized revenue for the quarter ended March 31, 1995 was derived primarily from the license agreement with Hitachi, Ltd. which was entered into in December 1994. The $2.3 million in recognized revenue for the nine months ended March 31, 1995 related to a technical assistance agreement with Daido which expired in October 1994, and license agreements with Maxtor, Ministor and Hitachi, Ltd.

         Research and Development

         Research and development expenditures for the quarter ended March 31, 1996 were $1.5 million, significantly lower than the $2.7 million in expenditures in the same quarter of the prior year. Expenses for the nine month period ending March 31, 1996 were also lower at $7.4 million as compared to $8.8 million in the nine months ended March 31, 1995. This decrease in research and development expenses is expected to continue in the future as all of the Company's engineering personnel have been hired by Read-Rite effective February 5, 1996. The majority of the Company's tangible assets and their related depreciation expense and lease liabilities will be assigned upon the Closing.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $804,000 for the quarter ended March 31, 1995 to $658,000 in the quarter ended March 31, 1996. This decrease was largely the result of decreased utilization of outside patent counsel due to the hiring of in-house patent counsel. Expenses decreased from $2.2 million for the nine months ended March 31, 1995 to $1.8 million in the same period of the current year primarily for the same reason.

         Interest and Other Expenses, Net

         Interest and other expenses, net, increased from $257,000 for the quarter ended March 31, 1995 to $328,000 for the quarter ended March 31, 1996. Although interest expense alone remained fairly even, other expenses included a loss on the disposal of equipment of $23,000 in 1996. Interest and other expenses, net, were fairly even at $694,000 in the nine months ended March 31, 1996, compared to approximately $640,000 in the prior period. Again, interest expense was fairly even. The period in 1995 included an offset of a $43,000 gain on equipment sales and $105,000 of interest income. The current year amount includes a gain on the sale of equipment of $146,000.

         Income Taxes

         In the quarter and the nine months ended March 31, 1995, the Company recognized tax expense of $124,000 and $167,000 respectively, relating to the 10% Japanese withholding tax on fees from the sale of the Hitachi license in December 1994 which were recognized as revenue during the period. Income taxes of $73,000 and $319,000 for the quarter and nine months ended March 31, 1996, respectively, relate to 10% Japanese withholding tax on both the Hitachi license and the license with NEC Corporation. Prepaid taxes are being amortized into expense over the same twelve-month period that gross proceeds for the licenses are being amortized into revenue. Since the remaining deferred revenue was recognized as revenue this quarter, the remaining portion of the prepaid Japanese withholding tax on the NEC license was recognized as tax expense this quarter as well.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   Exhibit
                   Number          Description

                   2.1(1) Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and Censtor Corporation dated March 29, 1996.

                   3.1(6)          Restated Articles of Incorporation of
                                   Registrant.

                   3.2(2)          Amended and Restated Bylaws of Registrant.

                   10.1(2)(5)      1990 Stock Plan and Form of Option Agreement.

                   10.2(2) Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

                   10.3(2) Lease Agreement, dated November 28, 1983, between the Company and The Sobrato Group, together with amendments thereto.

                   10.4(2)(3)      License Agreement, dated September 23,
                                   1991, between the Company and Maxtor
                                   Corporation, as amended.

                   10.5(2)(3)      License Agreement, dated February 28, 1991,
                                   between the Company and Fujitsu Limited, as amended.

                   10.6(2)(3)      Manufacturing License Agreement, dated
                                   August 26, 1988, between the Company and
                                   Denki Kagaku Kogyo Kabushiki Kaisha, as
                                   amended.

                   10.7(2)(3)      License Agreement, dated June 1, 1993,
                                   between the Company and International
                                   Business Machines Corporation.

                   10.8(2)         Denka Promissory Note.

                   10.9(4) License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.

                   10.10(6) License Agreement, dated June 19, 1995, between Contact Recording Technology, Inc. and the Company.

                   10.11(6)(3)     License Agreement, dated August 7, 1995,
                                   between NEC Corporation and the Company.

                  -------------------------

                   (1) Incorporated by reference to exhibits filed with Registrant's Proxy Statement on April 24, 1996.

                   (2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

                   (3) Confidential Treatment requested for portions of Exhibit.

                   (4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

                   (5)     Document indicated is a compensatory plan.

                   (6) Incorporated by reference to exhibits filed with Registrant's 10-K for the year ended June 30, 1995

         (b)       Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENSTOR CORP.
                                    Registrant



                                    BY:       /s/ Russell M. Krapf
                                              ----------------------------------
                                              Russell M. Krapf
                                              President
                                              Chief Executive Officer
                                              and acting Chief Financial Officer

Dated:  May 2, 1996