Form 10-K
period 1996-06-30
CENSTOR CORP /CA/
filed 1996-09-30
CIK 932094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

          X      Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934. For the fiscal year ended: June 30, 1996
                                       OR
                  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to
______.

                         Commission File Number 0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)


         California                                  94-2775712
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)


    2105 Hamilton Ave. # 270, San Jose, CA                    95125
   (address of principal executive offices)                (zip code)

     Registrant's telephone number, including area code: (408 ) 298 - 8400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Series B Convertible Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 15, 1996 was $20,845,182. This valuation is based on the fair market value of the Registrant's stock as determined by the Registrant's Board of Directors at the time of issuance of such stock and may not reflect current fair market value.

         At September 15, 1996 registrant had outstanding 9,303,344 shares of Common Stock.

                                     PART I


ITEM 1.  BUSINESS

         The following discussions contain forward-looking statements regarding future events or the future financial performance of Censtor Corporation, (the "Company" or "Censtor") that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the documents the Company files from time to time with the Securities and Exchange Commission.

         GENERAL

         Censtor was incorporated in 1981, and until early calendar 1996, had been focused on developing technology for and manufacturing high performance contact recording heads and media for the computer disk drive industry. The Company has been unable to raise the capital required to pursue its former strategy of manufacturing contact recording heads and, accordingly, on July 18, 1996, the Company completed a transaction with Read-Rite Corporation ("Read-Rite") to concentrate its efforts on licensing rather than licensing and manufacturing. The transaction with Read-Rite (the "Read-Rite Transaction") involved the purchase by Read-Rite of Censtor's manufacturing and research and development operations including the tangible assets, contracts and lease liabilities related thereto together with a grant by Censtor to Read-Rite of a non-exclusive license to Censtor's patents and other intellectual property rights related to the Company's technology.

         The Company owns or has applied for fundamental patents pertaining to micro-miniature, low-cost read/write heads and special surface treatments for disk media that allow continuous head/disk contact during operation ("contact recording") without excessive wear. Most heads available commercially are designed to operate at a microscopic distance or "fly" above the surface of the disk on a cushion of air and come into true contact with the disk only when the drive is turned off or "powered down." Historically, increases in areal density (the number of bits of data stored in a unit of area, usually quoted in square inches, on the surface of the recording disk) have come primarily from reductions in flying height. Contact recording has not been possible because of the excessive wear and crash problems inherent in operating conventional head designs in continuous contact with the disk media. The Company believes that Censtor technology solves these problems.

         The Company's present business model calls for the Company to license contact recording technology to disk drive manufacturers and then to transfer the technology to them or their designated head and disk suppliers for production of heads, media and disk drives. Currently, Censtor has sold licenses to nine disk drive and disk drive component manufacturers (IBM, Fujitsu, Hitachi, Maxtor, NEC, MiniStor, Western Digital, Denka and Read-Rite) who bought the licenses based upon their expectations that the Company's technologies may be used in the future. To date, however, no products utilizing the Company's technology have been introduced and there can be no assurance that such products will ever be introduced or marketed. Although certain of the Company's licenses, including the Read-Rite license, do not bear royalties, the Company believes that if Read-Rite or another licensee introduces products using Censtor technology, licensees with royalty-bearing licenses and potential licensees will be encouraged to develop, introduce, and manufacture their own products utilizing this technology.

         BUSINESS STRATEGY

         Censtor's strategy is to perfect its patent protection and proprietary rights to the disk drive technology developed by it over the last 14 years, and to exploit that technology through licensing or other strategic transactions with disk drive manufacturers and other related companies.

         MAINTENANCE AND ENHANCEMENT OF PATENT PORTFOLIO

         To protect and enhance its large investment in head and media development, the Company maintains an aggressive patent prosecution strategy and has obtained several patents covering low mass recording heads. The Company's patent portfolio currently includes 17 issued United States patents, 14 pending United States patent applications, ten foreign patents and a number of foreign patent applications. With respect to its micro Flexhead(R) components in particular, the Company has three issued United States patents covering the structure, manufacturing process for and application of low-mass contact recording devices and two additional United States patents covering improvements and advances relating to those patents. The Company believes its patents may create substantial barriers to entry for competing technologies which incorporate heads with very low effective mass for either contact or flying head recording.

         SALES, MARKETING AND DISTRIBUTION

         By creating license relationships with disk drive manufacturers, the Company has been building a base of potential customers for components using its technology. The Company has initially targeted disk drive companies focused on the personal computer and small form factor market segments where the Company believes the advantages of its technology should be most compelling. Integrated computer and disk drive or component manufacturing companies have recognized that low mass contact recording is likely to be required to achieve the increases in areal storage densities necessary to sustain future drive product generations. These companies have shown a willingness to invest today in order to acquire access to and start learning to use what they perceive may be an important recording technology in the future. Accordingly, the Company has already sold licenses to several such companies, including IBM, Fujitsu, NEC, Denka, Hitachi, and most recently Read-Rite and Western Digital as well as OEM disk drive manufacturers Maxtor and MiniStor.

         MiniStor, which was operating under protection of Chapter 11 of the United States Bankruptcy Code, has sold all of its assets and is no longer operational. However, the Company is not dependent upon, nor did it plan to derive a significant portion of its revenues from, sales to MiniStor.

         RESEARCH AND DEVELOPMENT

         The Company had been spending between $8.0 million and $12.0 million annually over the last three years on its research and development activities. These R&D operations have been assumed by Read-Rite as part of the Read-Rite Transaction, and all of the Company's R&D employees have accordingly been hired by Read-Rite as of February 1996.

         MANUFACTURING ACTIVITIES

         The Company's former manufacturing operations have been assumed by Read-Rite as part of the Read-Rite Transaction and all of the Company's manufacturing employees have been hired by Read-Rite. Accordingly, the Company has focused its efforts on licensing its technology and will rely on its licensees and their designated suppliers to manufacture any products based upon the Company's technology.

         COMPETITION AND TECHNOLOGICAL CHANGE

         The disk drive component industry is intensely competitive. Participants in the industry include both independent component suppliers as well as large disk drive and computer manufacturers that supply their internal component requirements. These companies have greater financial, marketing and technological resources than the Company. The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical, semiconductor or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's technology can provide, which could render the Company's technology noncompetitive or obsolete, thereby adversely affecting the Company's results of operations.

         The market for the Company's technology is intensely competitive and characterized by rapidly changing advances in head and media technologies. These advances result in frequent product introductions, short product life cycles and increased product capabilities that may result in significant performance improvements and price reductions. Specifically, the Company is subject to competition from manufacturers of thin film inductive and MR heads, as well as thin film media based on use of conventional flying head and longitudinal recording technologies. Head and media product performance has been improving steadily due to a combination of increased transducer efficiency, improved media performance, smaller slider size, lower flying heights, and pseudo-contact heads and it is expected to continue to improve. In addition to enabling lower flying heights, the cost of advanced inductive flying heads is being decreased by the reduction in the size of the slider, which permits fabrication of more sliders per wafer. There can be no assurance that the Company's potential performance and manufacturing cost advantages will be realized in practice or can be maintained over the improvements to conventional inductive heads.

         LICENSES WITH DISK DRIVE AND COMPONENT MANUFACTURERS

          As of September 15, 1996, the Company had entered into license agreements with seven of the roughly twenty-five disk drive manufacturers in the world: IBM, Fujitsu, Hitachi, Maxtor, MiniStor, NEC, and Western Digital, and with two component manufacturers - Denka and Read-Rite. The Company has executed license agreements with initial license fees of $25.5 million from these licensees (including $8.0 million associated with the Read-Rite Transaction, certain portions of which are subject to offset as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations".) In addition, the Company has received $7.5 million of non-refundable advance royalty payments. Some of these agreements provide that no future licenses granted by the Company will be more favorable than the existing licenses and that the licensee may grant restricted sub-licenses to component suppliers. Others permit the licensees to acquire the right to appoint subcontractors in exchange for the payment of additional license fees and royalties. The specific terms of the license agreements vary depending on when the licenses were entered into, whether or not the Company has rights to future royalty payments from the licensee, whether the license extends to not only the Company's patents but also its trade secret information, and whether the licensee is expected to become a component supplier. In August 1996, the Company entered into a world-wide, non-exclusive license agreement with Western Digital Corporation by assigning a Promissory Note between a subsidiary of the Company and Western Digital to Censtor and converting this Note to a license.

         ENVIRONMENTAL REGULATIONS

         The Company has been subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture and test the Company's micro Flexhead(R) component. The Company believes that as of the closing date of the Read-Rite Transaction it was in compliance in all material respects with such regulations and that it had obtained all necessary environmental permits to conduct its business. Any failure in the past by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities and could significantly reduce the amount of the final $2.0 million payment due from Read-Rite in April 1997.

         HUMAN RESOURCES

         As of June 30, 1996, the Company had 6 full-time employees, all engaged in general and administrative functions. The Company is highly dependent upon certain members of its management team, the loss of service of one or more of whom could adversely affect the Company. The Company has only limited management, operational and financial resources and the Company's success will depend in large part on its ability to retain and, if necessary, attract skilled and experienced employees. None of the Company's employees is covered by a collective bargaining agreement or employment contract and the Company considers its relations with its employees to be good.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company as of June 30, 1996, are as follows:


NAME                    AGE     POSITION
- ----                    ---     --------
Russell M. Krapf         49     Chief Executive Officer, President and Director
B. Kipling Hagopian      54     Chairman of the Board
James A. Cole            53     Director
Garrett A. Garrettson    53     Director
Paul R. Low              63     Director
Richard C. E. Morgan     52     Director
Edwin V.W. Zschau        56     Director

         RUSSELL M. KRAPF was appointed Chief Executive Officer and President in April 1996. He had rejoined Censtor as Senior Vice President, Corporate Development and Component Supply in August 1993. Mr. Krapf has been associated with Censtor since February 1988, at which time he was appointed Vice President, Operations and from February 1990 to February 1992 served as President and Chief Operating Officer of the Company. From February 1992 to June 1992, Mr. Krapf served as President of California Micro Devices Corporation after which time he returned to the Company as a consultant. Mr. Krapf received a B.S. in Engineering Science from Florida State and an M.B.A. from Boston University. Mr. Krapf has also served for five years as President and a Director of IDEMA (a trade association for the disk drive industry).

         B. KIPLING HAGOPIAN joined the Company's Board of Directors in November 1981 and became Chairman in 1993. He resigned as Chairman at the July 11, 1996 Board of Directors Meeting but remains an outside director of the Company. In 1972, Mr. Hagopian founded Brentwood Associates, one of the largest high technology venture capital investment companies in the United States, and has been a General Partner since that time. Mr. Hagopian is also a member of the Board of Directors of Natural Language, Inc. and Performance Semiconductor Corporation. Mr. Hagopian received his B.A. and M.B.A. from the University of California at Los Angeles.

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

         GARRETT A. GARRETTSON joined Censtor in February 1993 as Chief Technical Officer, and became President and Chief Executive Officer in April 1993. He subsequently resigned in April 1996 to accept the position of CEO and President of Spectrian Corp. Dr. Garrettson remains on Censtor's Board of Directors and also serves on the Board of Directors for Benton Oil and Gas. Before joining the Company, Dr. Garrettson served as Vice President of Product Strategy and Engineering of Seagate Technology, Inc. beginning in August 1990, and served as Vice President of Engineering and Product Line Management (responsible for Minneapolis Disk Drive Operations) at Imprimis Technology (Control Data Corp.) for four years beginning in October 1986. Dr. Garrettson attended Stanford University where he earned B.S. and M.S. degrees in Engineering Physics, and a Ph.D. in Mechanical Engineering (Nuclear).

         PAUL R. LOW joined the Company's Board of Directors in March 1993. He has subsequently left the board effective July 11, 1996. In July 1992, Dr. Low formed PRL Associates, a technology consulting firm and became an advisory partner of Weiss, Peck & Greer, a venture capital firm. From 1957 to July 1992, Dr. Low served in various positions at IBM where he was promoted to General Manager of Technology Products, appointed to the Corporate Management Board and became President of the General Products Division. Dr. Low is also a member of the Board of Directors of Applied Materials, Inc. and Solectron Corporation, both publicly traded companies, as well as the following private companies: CMX Corporation, IPAC, and Dynalogic. Dr. Low received his B.S. and M.S. from the University of Vermont and earned his Ph.D. in Electrical Engineering from Stanford University.

         RICHARD C.E. MORGAN joined the Company's Board of Directors in June 1990. Mr. Morgan has subsequently left the Board effective July 11, 1996. He has served as a General Partner of Wolfensohn Partners L.P. since June 1986. Mr. Morgan is also a director of Quidel, Inc., Celgene Corporation, Lasertechnics, Inc., MediSense, Inc. and Liposome Technology, Inc. Mr. Morgan received his B.S. in Engineering from the University of Auckland and his M.B.A. from Harvard Business School.

         EDWIN V.W. ZSCHAU is a Senior Lecturer of Business Administration at Harvard University. Dr. Zschau was appointed to the Company's Board of Directors in December 1995, to the Company's Compensation Committee in April 1996, and was elected Chairman of the Board on July 11, 1996. Prior to Harvard University, he was General Manager of the IBM Storage Systems Division from April 1993 until July 1995. Prior to that, he served as Chairman and CEO of Censtor Corp. from July 1988 to April 1993. Before joining Censtor, Dr. Zschau was a General Partner of Brentwood Associates, a venture capital firm, and prior to that he served two terms in the U.S. House of Representatives from January 1983 until January 1987. Dr. Zschau has an A.B. degree from Princeton University and M.B.A., M.S. and Ph.D. degrees from Stanford University. He serves as a Director of GenRad, Inc. and Identix Incorporated. The Company was late on filing one Form 3 with the Securities and Exchange Commission in fiscal 1996 on behalf of Dr. Zschau.


ITEM  2. PROPERTIES

         The Company's corporate offices consist of approximately 2,000 square feet of office space located in San Jose, California. The Company's lease on this facility expires on May 2, 1999. The Company believes that its existing facility will be adequate to meet the Company's needs throughout 1997. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates. The Company formerly leased approximately 40,000 square feet located in San Jose, California. Although this lease was assigned to Read-Rite in connection with the Read-Rite Transaction, the Company has agreed, at the request of the landlord, to remain liable for Read-Rite's obligations under such lease.


ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 11, 1996, the Company's annual meeting of shareholders was held. At this meeting, the shareholders elected each of James A. Cole, Garrett
A. Garrettson, B. Kipling Hagopian, Edwin V.W. Zschau and Russell M. Krapf to serve as directors of the Company until the next annual Meeting of Shareholders or until a successor has been duly elected and qualified. Each of these directors received 12,842,683 votes in favor of his election with 2,836,283 abstentions. At the annual meeting, the shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors with 12,832,683 shares voting in favor of such ratification, 10,000 shares opposed and 2,836,283 shares abstaining. In addition, at the annual meeting, the shareholders approved the Read-Rite Transaction with 15,628,896 shares voting in favor, 10,070 shares opposed and 40,000 shares abstaining.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of June 30, 1996, the Company had outstanding 9,303,344 shares of common stock held by 148 shareholders, 6,617,299 shares of Series A Preferred Stock held by 15 shareholders and 8,370,508 shares of Series B Convertible Preferred Stock held by 557 shareholders. There is no established public trading market for any class of the Company's equity securities.

         The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The holders of Preferred Stock are entitled to certain preferences with respect to dividends and other preferences.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   Fiscal Year Ended June 30,

                                              1992            1993            1994            1995            1996
                                         ------------    ------------    ------------    ------------    -------------
Statement of Operations Data:
Revenues-License fees ................   $  6,007,634    $  2,682,666    $  7,845,799    $  3,515,472    $   3,202,704

Expenses:
     Research and development ........      9,633,250       9,411,161      11,723,752      11,448,501        8,261,638
     Selling, general & administrative      1,502,372       2,126,641       2,372,255       2,846,235        2,393,233
                                         ------------    ------------    ------------    ------------    -------------

         Total expenses ..............     11,135,622      11,537,802      14,096,007      14,294,736       10,654,871
                                         ------------    ------------    ------------    ------------    -------------

Operating loss .......................     (5,127,988)     (8,855,136)     (6,250,208)    (10,779,264)      (7,452,167)
Interest and other income (expense) ..     (1,017,988)     (1,863,683)     (1,486,025)       (959,146)      (1,032,112)
Minority interest in loss of
subsidiary ...........................             --              --              --          81,650          194,642
                                         ------------    ------------    ------------    ------------    -------------
Loss before income tax expense .......     (6,145,976)    (10,718,819)     (7,736,233)    (11,656,760)      (8,289,637)
Income tax expense ...................        530,000              --              --         290,350          319,450
                                         ------------    ------------    ------------    ------------    -------------

Net loss .............................   $ (6,675,976)   $(10,718,819)   $ (7,736,233)   $(11,947,110)   $  (8,609,087)
                                         ============    ============    ============    ============    =============


Net loss per share ...................   $      (0.72)   $      (1.17)   $      (0.84)   $      (1.29)   $       (0.93)
                                         ============    ============    ============    ============    =============

Weighted average number of shares ....      9,248,000       9,190,000       9,211,000       9,255,000        9,301,000
 used in computing per share amount

BALANCE SHEET DATA:
Cash and cash equivalents ............   $    331,202    $  3,136,240    $  8,613,200    $  1,368,891    $     199,998
Working capital (deficiency) .........     (6,392,269)     (6,298,326)      6,215,308      (2,878,918)      (8,406,743)
Total assets .........................      2,098,955       6,471,377      12,627,804       4,519,001        1,481,767
Long term obligations, excluding .....     12,295,167      25,510,479      14,309,130      14,304,589       14,488,311
     current maturities
Accumulated deficit ..................    (68,895,201)    (79,614,020)    (87,350,253)    (99,297,363)    (107,906,450)
Net capital deficiency ...............    (18,694,313)    (29,409,664)     (4,365,839)    (14,515,928)     (22,649,811)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Unless otherwise indicated, references to years in this section refer to fiscal years ending June 30.

         The following discussion and analysis contains forward-looking statements regarding future events or the future financial performance of Censtor that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology, and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. The Company has not been profitable in any fiscal period since inception and, as of June 30, 1996, had an accumulated deficit of $107.9 million. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

         Censtor's operating plans for fiscal 1997 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through payments from Read-Rite in connection with the Read-Rite Transaction and possibly through sales of additional licenses. There can be no assurance that the Company will be able to sustain its operations beyond 1997 without the sale of such additional licenses.

         LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements. During the fiscal year ended June 30, 1994, the Company generated net cash from financing activities of $17.7 million, primarily reflecting the sale of Series B Convertible Preferred Stock. In 1995, net cash provided by financing activities was $832,000, resulting primarily from proceeds of $2.0 million from the sale of preferred stock of a subsidiary of the Company which was partially offset by $1.1 million of principal payments on capital leases. In 1996 the Company generated net cash of $6.6 million resulting primarily from $7.5 million in Notes Payable and short term borrowing offset by $1.4 million in capital lease payments. During fiscal 1994, 1995 and 1996, the Company used net cash in its operations of $13.2 million, $8.3 million, and $8.1 million respectively. In 1995 and 1996, the Company received payments of license fees and non-refundable prepaid royalties from several licensees, which caused net cash used in operations to be less than the Company's net loss. In addition, particularly in 1995 and 1996, the Company delayed payments on accounts payable to conserve cash prior to completion of then-anticipated new financing.

         The Company generated net cash from investing activities of $1.0 million in 1994 consisting of $1.7 million used for additions to property and equipment and $2.8 million provided by proceeds from the sale and leaseback, and sale of fixed assets. In 1995, with a similar transaction, the Company generated net cash from investing activities of $205,000 consisting of $379,000 used for additions to property and equipment and $584,000 provided by proceeds from the sale and leaseback, and sale of fixed assets. In 1996 the Company generated net cash from investment activities of $358,000 consisting of $192,000 used for additions to property and equipment and $550,000 provided by proceeds from the sale and leaseback, and sale of fixed assets.

          The Company's ability to fund its cash requirements through fiscal 1997 depends largely upon its success in collecting $2.5 million from Read-Rite, the remainder of the aggregate purchase price of $9.0 million for the assets and license sold in the Read-Rite Transaction. This hold-back amount is payable to the Company in installments from November 15, 1996 through April 18, 1997, subject to certain conditions, and is subject to reduction for any claims by Read-Rite for damages in the event the Company breaches or has breached the Asset Sale Agreement or License Agreement entered into by the Company in connection with the Read-Rite Transaction. The Company is not aware of any such claims at the present time. The Company also continues to seek new licensees. However, there can be no assurance that the Company can enter into a new license agreement in fiscal 1997 or at any subsequent time. Any such failure would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's commitments for cash payments in fiscal year 1997 are primarily for operating expenses, which are currently expected to decrease, in the aggregate, as compared to operating expenses incurred during fiscal 1996 due to the Company's reduction in size and scope of operations. See "Note 2 of Notes to Consolidated Financial Statements."

         If the Company is successful in collecting a significant portion of the remaining fee due from Read-Rite, which it anticipates doing, it believes that it will be able to finance its operations during fiscal 1997. There can be no assurance, however, that the Company will be successful in this endeavor or that the amount actually collected will be adequate to fund the Company's operations.

         RESULTS OF OPERATIONS

         Revenues

         The Company's major revenue source has been fees from license agreements with disk drive manufacturers. License fees are generally recognized over the estimated period in which the Company expects to provide support in connection with the license. All deferred revenue pertaining to licenses sold to disk drive manufacturers have been recognized as revenue in fiscal 1996 since the Company can no longer provide technical support to its licensees as a result of the Read-Rite Transaction. The license fee from Read-Rite in connection with the Read-Rite Transaction will be recognized over a period of six years.

         The Company's revenues were $7.8 million, $3.5 million and $3.2 million in 1994, 1995 and 1996 respectively. Of these revenues, approximately $1.8 million in 1994 represented revenues from related parties. In June 1993, the Company entered into a license agreement with IBM, which contributed $4.1 million to the Company's revenues in 1994. In addition, in October 1993, the Company entered into a technical assistance agreement, whereby the Company granted the right to priority access by Daido to training and technical assistance by the Company in developing manufacturing capabilities for certain components. The Company received approximately $1.7 million from Daido in fiscal year 1994 under this agreement. The Daido agreement expired in October 1994. Revenues in 1995 consisted primarily of the amortization of the Hitachi license that was sold in December 1994. Revenues in fiscal 1996 consisted primarily of the continued and complete amortization of the Hitachi license fee as well as the NEC license sold in August 1995.

         Research and Development

          Research and development ("R&D") expenses decreased slightly from $11.7 million in 1994 to $11.4 million in 1995, and decreased significantly to $8.3 million in 1996. This large decrease is attributed to Read-Rite's hiring of most of Censtor's employees on February 5, 1996 and subsequent acquisition of the Company's research and development operations. In the future, as a result of the Read-Rite Transaction, the Company expects no material R&D expenses.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased from $2.4 million in 1994 to $2.8 million in 1995 and decreased to $2.4 million in 1996. The increase in 1995 resulted primarily from an increase in legal fees for patent filings and legal fees associated with establishing a subsidiary. The decrease in 1996 was due to reduction of the use of outside legal counsel for patent filings because the Company hired an "in-house" patent counsel in April 1995.

         Interest and Other Income (Expense)

         Interest expense consists primarily of interest on the Company's outstanding indebtedness and capital leases. Interest expense decreased from $1.7 million in 1994 to $1.1 million in 1995 and increased to $1.2 million in 1996. The decrease in 1995 is attributable to the pay down of existing leases. The increase in 1996 was caused primarily by interest on certain investor notes, a bank loan, and Promissory Notes provided by Read-Rite offset by the pay down of existing leases.

         Interest income is the result of interest earned on the temporary investment of the Company's cash pending its use in operations. Interest income decreased from $200,000 in 1994 to $173,000 in 1995 and to $5,000 in 1996. This
large decrease in 1996 was due to the substantial decrease of the Company's cash balances in interest bearing accounts over the course of the year.

         Income Taxes

         As of June 30, 1996, the Company had federal net operating loss and credit carryforwards of approximately $98.0 million and $3.3 million, respectively, expiring in various years beginning in 1997 through 2010. The Company also has state net operating loss and credit carryforwards of approximately $31.0 million and $1.2 million respectively. The state operating loss carryforwards will expire in various years beginning in 1997 through 2001 while the credit carryforwards will expire in various years beginning in 2003 through 2011. Tax law provides that the use of net operating loss and credit carryforwards are restricted if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $75.0 million of federal net operating loss and all credit carryforwards are subject to an annual limitation. The annual limitation is approximately $1.2 million per year. The balance of $22.0 million federal net operating loss carryforwards can be used without limitation. Similar limitations apply to state carryforwards. A subsidiary of the Company has a federal net operating loss carryforward of approximately $7.5 million. Income tax expense in 1995 and 1996 represents foreign withholdings in connection with license agreements.

         Effect of Inflation

         The Company believes that inflation has not had a material impact on its operating or financial ratios during the year ended June 30, 1996 as compared to the years ended June 30, 1995 and 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-18.


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


ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation paid by the Company for the year ended June 30, 1996 to all persons holding the position of the Chief Executive Officer during that year and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000:

                                               ANNUAL COMPENSATION                LONG-TERM
                                               -------------------               COMPENSATION
                                                                                 ------------
    NAME AND PRINCIPAL POSITION      YEAR         SALARY       BONUS          SECURITIES UNDERLYING       ALL OTHER
    ---------------------------      ----         ------       -----              OPTION(#)(1)          COMPENSATION(2)
                                                                              ---------------------     --------------
Garrett A. Garrettson(3)             1996        $232,690     $42,307                    ---              $1,056
  Chief Executive Officer            1995         250,480         775                300,000                 912
                                     1994         250,000                            480,224               1,056

Robert D. Hempstead(4)(5)            1996         109,613      31,446                    ---                 593
  Vice President, Head Research      1995         161,290      40,000                200,000                 746
  and Development                    1994         110,381      25,000                 75,330                 427

Russell M. Krapf(6)                  1996         184,381      64,132                 75,000                 898
  President, Chief Executive         1995         166,730      26,650                100,000                 775
  Officer                            1994         174,952      14,425                 94,161                 707

- ------------------------

(1) The stock options granted to the named officers vest as to 1/48 of the shares per month at the end each month after the date of grant; provided, however, that in certain cases options are not first exercisable until six months after the date of grant. The options are exercisable at a price of $0.40 per share and expire ten years from the date of grant.

(2) Reflects premiums paid by the Company on behalf of the named officers for term life insurance with benefits payable to beneficiaries designated by the officers.

(3) Dr. Garrettson resigned his position as CEO of the Company effective April 22, 1996.

(4) Dr. Hempstead was hired by Read-Rite on February 5, 1996 as part of the Read-Rite Transaction.

(5) Of the total bonus amount, $20,800 was accrued at June 30, 1996 and paid in July, 1996.

(6) Of the total bonus amount, $54,478 was accrued at June 30, 1996 and paid in July, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock and Preferred Stock (on an as converted basis) as of September 15, 1996 by (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock or Preferred Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table below, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                                         TOTALS (2)
                                                 PREFERRED STOCK (1)          COMMON STOCK               ----------
                                                 -------------------          ------------           NUMBER OF      PERCENT
              NAME OF OWNER                  NUMBER OF       PERCENT     NUMBER OF      PERCENT       COMMON        OF COMMON
              -------------                    SHARES        OF CLASS      SHARES       OF CLASS     EQUIVALENTS    EQUIVALENTS
                                            BENEFICIALLY  BENEFICIALLY  BENEFICIALLY  BENEFICIALLY  BENEFICIALLY   BENEFICIALLY
                                               OWNED          OWNED        OWNED         OWNED        OWNED           OWNED
                                            ------------  ------------  ------------   -----------  ------------   ------------
Brentwood Associates(3)................      1,298,244         8.66%     3,438,593        36.96%    4,736,837       19.50%
   11150 Santa Monica Boulevard,
   Suite 1200
   Los Angeles, CA 90025

Aeneas Venture Corporation(4)..........      2,938,225        19.60              0            0     2,938,225       12.10
   600 Atlantic Avenue,
   26th Floor
   Boston, MA 02210-2203

Wolfensohn Partners L.P.(5)............        413,172         2.76      1,066,211        11.46     1,479,383        6.09
   599 Lexington Avenue
   New York, NY 10022

J.P. Morgan Investment Corporation(6)..        363,796         2.43      1,060,244        11.40     1,424,040        5.86
   60 Wall Street
   New York, NY 10260-0060

New Enterprise Associates(7)...........      1,424,590         9.50              0            0     1,424,590        5.86
   1119 St. Paul Street
   Baltimore, MD 21202

Morgenthaler Venture Partners(8).......        314,669         2.10        798,830         8.59     1,113,499        4.58
   700 National City Bank Building
   Cleveland, OH 44114

Fujitsu Limited........................              0            0        784,682         8.43       784,682        3.23
   1015 Kamikodanaka
   Nakahara-ku, Kawasaki-shi
   Kanagawa-ken 211
   Japan

Garrett A. Garrettson(9)...............              0            0        592,690         5.99       592,690        2.38

B. Kipling Hagopian(10)................      1,298,244         8.66      3,438,593        36.96     4,736,837       19.50

Harold J. Hamilton(11).................              0            0        313,833         3.36       313,833        1.29

Russell M. Krapf(12)...................              0            0        259,840         2.75       259,840        1.06

Paul R. Low(13)........................              0            0         21,087            *        21,087           *

Richard C.E. Morgan(14)................        413,172         2.76      1,075,627        11.56     1,488,799        6.13

James A. Cole(15)......................      1,424,590         9.50              0            0     1,424,590        5.86

All directors and executive officers as      3,136,006        20.92      5,655,851        48.59     8,791,857       33.02
a group (7 persons)(16)................

- -----------------------
 *    Less than one percent

(1) Includes Series A Preferred and Series B Preferred. Preferred Stock is reflected on an as-converted to Common Stock basis. As of October 20, 1995, each share of Series A and Series B Preferred converts into one share of Common Stock.

(2) Reflects Preferred Stock (on an as-converted to Common Stock basis) and Common Stock combined.

(3)      Includes: 1,257,196; 2,366,978; 875,764; and 236,899 shares held respectively by Brentwood Associates II, Brentwood Associates III, Brentwood Associates IV and Evergreen II, L.P., of which 229,289; 429,253; 60,002; and 43,343 shares, respectively, are shares of the Company's Series A Preferred, and 108,494; 222,972; 82,519; and 22,372
         shares, respectively, are shares of the Company's Series B Preferred. Mr. Hagopian, the Chairman and a Director of the Company is a General Partner of Brentwood Associates. Mr. Hagopian disclaims beneficial ownership of the shares owned by Brentwood Associates.

(4) Includes 2,678,141 shares of the Company's Series A Preferred and 260,084 shares of the Company's Series B Preferred.

(5) Includes 273,116 shares of the Company's Series A Preferred and 140,056 shares of the Company's Series B Preferred. Richard C.E. Morgan, a former Director of the Company, is a General Partner of Wolfensohn Partners L.P. Mr. Morgan disclaims beneficial ownership of the shares held by Wolfensohn Partners L.P.

(6) Includes 223,796 shares of the Company's Series A Preferred and 140,000 shares of the Company's Series B Preferred.

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

(8) Includes 332,352 and 784,335 shares held respectively by Morgenthaler Venture Partners and Morgenthaler Venture Partners II.

(9) Includes 592,690 shares subject to stock options which are exercisable within 60 days of September 15, 1996.

(10) Includes shares beneficially owned or held of record by entities associated with Brentwood Associates, as described in footnote 3 above. Mr. Hagopian is a General Partner of Brentwood Associates. Mr. Hagopian disclaims beneficial ownership of such shares.

(11) Includes (i) 282,144 shares held in trust for the benefit of Mr. Hamilton, (ii) 5,648 shares held by Mr. Hamilton's two children, as to which shares he disclaims beneficial ownership, and (iii) 26,041 shares subject to stock options which are exercisable within 60 days of September 15, 1996.

(12) Includes 148,102 shares subject to stock options which are exercisable within 60 days of September 15, 1996.

(13) Includes 21,087 shares subject to stock options which are exercisable within 60 days of September 15, 1996.

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

(16) Includes 787,920 shares subject to stock options exercisable within 60 days of September 15, 1996. See Notes 9, 11, 12 and 13. Also includes 7,650,226 shares which may be deemed to be beneficially owned by certain directors and officers. See Notes 10, 14 and 15.

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

         In December 1995, Edwin V.W. Zschau, the Chairman of the Board of the Company, entered into a one year consulting agreement with the Company, whereby the Company would pay Dr. Zschau $7,500 per month for up to three days service per month to help develop and implement the Company's financing strategy as well as for participation as a member of the Company's Board of Directors. Dr. Zschau subsequently worked 30 days on the behalf of the Company during the period December 1995 through March 1996, culminating with the Company entering into a Letter of Intent with Read-Rite. The Company's Board agreed to modify this agreement to pay Dr. Zschau $75,000 for the 30 days of work through March 31, 1996, and to terminate any future payments for consulting on financial strategy issues. Dr. Zschau will be paid for attendance at Board of Director's meetings.

         On January 31, 1996 the Company's Board of Directors approved a six month performance bonus, amended on April 2, 1996, of approximately $137,500 to be paid in semi-monthly installments commencing April 23, 1996, for Garrett A. Garrettson.

         Additionally, certain shareholders beneficially owning more than 5% of the Company's capital stock have made loans to the Company in the first calendar quarter of 1996. Fifty percent of the principal balances of these loans plus accrued interest on that portion were repaid from the proceeds received by the Company at the closing of the Read-Rite Transaction, while the remainder plus accrued interest on the remaining portion will be repaid in April 1997.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed with Report

                  1)       Financial Statements.

                  The following Consolidated Financial Statements of Censtor Corp. and subsidiaries, and the Report of Independent Auditors are included at pages F-1 through F-18 of this Annual Report on Form 10-K.


                                                       DESCRIPTION                                         PAGE NO.
                                                       -----------                                         --------
                    Report of Ernst & Young LLP, Independent Auditors................................        F-1

                    Consolidated Balance Sheets as of June 30, 1996 and 1995.........................        F-2

                    Consolidated Statements of Operations for each of the Three Years in the Period          F-3
                    Ended June 30, 1996..............................................................

                    Consolidated Statements of Net Capital Deficiency for each of the Three Years in         F-4
                    the Period Ended June 30, 1996...................................................

                    Consolidated Statements of Cash Flows for each of the Three Years in the Period          F-5
                    Ended June 30, 1996..............................................................

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

                  3)       Exhibits

                   Exhibit
                   Number              Description
                   -------             -----------
                  3.1 (5)           Restated Articles of Incorporation of Registrant.
                  3.2 (1)           Amended and Restated Bylaws of Registrant.
                  10.1 (1)(4)       1990 Stock Plan and Form of Option Agreement.
                  10.2 (1)          Form of Indemnification Agreement entered into between the Company and each of its directors and officers.
                  10.3 (1)          Lease Agreement, dated November 28, 1983, between the Company and The
                                    Sobrato Group, together with amendments thereto.

                   Exhibit
                   Number               Description
                   ------               ------------
                  10.4 (1)(2)       License Agreement, dated September 23, 1991, between the Company and Maxtor
                                    Corporation, as amended.
                  10.5 (1) (2)      License Agreement, dated February 28, 1991, between the Company and Fujitsu
                                    Limited, as amended.
                  10.6 (1) (2)      Manufacturing License Agreement, dated August 26, 1988, between the Company and
                                    Denki Kagaku Kogyo Kabushiki Kaisha, as amended.
                  10.7 (1) (2)      License Agreement, dated June 1, 1993, between the Company and International
                                    Business Machines Corporation.
                  10.8 (1)          Denka Promissory Note.
                  10.9 (3)          License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the
                                    Company.
                  10.10 (5)         License Agreement, dated June 19, 1995, between Contact
                                    Recording Technology, Inc. and the Company.
                  10.11 (2)         License Agreement, dated August 7, 1995, between NEC Corporation and the Company.
                  10.12 (6)         Agreement for Purchase and Sale of Assets by and between Read-Rite
                                    Corporation and the Company.
                  10.13 (2)         License Agreement, dated August 12, 1996, between Western Digital and the Company.
                  10.14             Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The Sobrato Group, Censtor Corp. and Read-Rite Corp.
                  10.15             Fifth Amendment to Manufacturing License Agreement, dated February 22, 1996, with
                                    Denki Kagaku Kogyo Kabushiki Kaisha.
                  10.16             Amendment to Terms of Debentures, dated February 22, 1996, with Denki Kagaku
                                    Kogyo Kabushiki Kaisha.
                  10.17             License Agreement, dated July 18, 1996 between Read-Rite Corporation and the Company.
                  24                Power of Attorney (see signature page)

- -------------------------

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

(5) Incorporated by reference to exhibits filed with Registrant's Annual report on Form 10-K for the year ended June 30, 1995.

(6) Incorporated by reference to exhibit filed with Registrant's Proxy Statement relating to the Registrant's 1996 Annual Meeting of Shareholders.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 1, 1996 in connection with the Closing of the Read-Rite Transaction.

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


                                   Registrant

                                   CENSTOR CORP.


September 25, 1996                 By: /s/  Russell M. Krapf
                                      ----------------------
                                         Russell M. Krapf
                                         President and Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell M. Krapf as his attorneys-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Capacity in Which Signed                                    Date
          ---------                         ------------------------                                    ----

/s/  Russell M. Krapf                       President, Chief Executive Officer and               September 25, 1996
- ----------------------------------------    Director (Principal Executive Officer,
Russell M. Krapf                            Principal Financial and Accounting Officer)


/s/  Edwin V.W. Zschau                      Chairman of the Board                                September 25, 1996
- ----------------------------------------
Edwin V.W. Zschau


/s/ James A. Cole                           Director                                             September 25, 1996
- ----------------------------------------
James A. Cole


/s/ Garrett A. Garrettson                   Director                                             September 25, 1996
- ----------------------------------------
Garrett A. Garrettson


/s/ B. Kipling Hagopian                     Director                                             September 25, 1996
- ----------------------------------------
B. Kipling Hagopian

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  CENSTOR CORP.
                       YEARS ENDED JUNE 30, 1995 AND 1996
                       WITH REPORT OF INDEPENDENT AUDITORS

                                  CENSTOR CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors....................    F-1
Consolidated Balance Sheets as of June 30, 1995 and 1996.............    F-2
Consolidated Statements of Operations for Each of the
  Three Years in the Period Ended June 30, 1996......................    F-3
Consolidated Statements of Net Capital Deficiency for Each of the
  Three Years in the Period Ended June 30, 1996......................    F-4
Consolidated Statements of Cash Flows for Each of the
  Three Years in the Period Ended June 30, 1996......................    F-5
Notes to Consolidated Financial Statements...........................    F-6

[ERNST & YOUNG LLP LETTERHEAD]

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Censtor Corp.

We have audited the accompanying consolidated balance sheets of Censtor Corp. as of June 30, 1995 and 1996, and the related consolidated statements of operations, net capital deficiency, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Censtor Corp. at June 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                         /s/ Ernst & Young LLP
San Jose, California
August 6, 1996

                                  CENSTOR CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,
                                                         1995            1996
                                                      -----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents .....................     $ 1,368,891     $  199,998
  Receivables ...................................          27,345         14,336
  Prepaid expenses and other current assets .....         326,436        111,135
  Property and equipment held for sale ..........              --        911,055
                                                      -----------     ----------
Total current assets ............................       1,722,672      1,236,524

Property and equipment, at cost:
  Machinery and equipment .......................      13,345,115         45,703
  Leasehold improvements ........................         932,226             --
                                                      -----------     ----------
                                                       14,277,341         45,703

  Accumulated depreciation and amortization .....      11,760,186         33,880
                                                      -----------     ----------
                                                        2,517,155         11,823

Restricted cash .................................          94,450         94,450
Deposits and other assets .......................         184,724        138,970
                                                      -----------     ----------
Total assets ....................................     $ 4,519,001     $1,481,767
                                                      ===========     ==========

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Short-term borrowings .............................    $         --     $   6,450,000
  Accounts payable ..................................         703,111           974,889
  Notes payable to related parties ..................              --         1,000,000
  Accrued payroll and related expenses ..............         437,451           232,278
  Deferred revenue ..................................       2,062,498                --
  Other current liabilities .........................          58,315           378,257
  Obligations under capital leases ..................       1,340,215           607,843
                                                         ------------     -------------
Total current liabilities ...........................       4,601,590         9,643,267

Long-term obligations:
  Obligations under capital leases ..................         633,134                --
  Subordinated debentures ...........................      13,671,455        14,488,311

Commitments
Minority interest of subsidiary .....................         128,750                --

Net capital deficiency:
  Convertible preferred stock, no par value:
   Authorized shares - 25,000,000
   Issued and outstanding shares - 14,987,807 in 1995
     and 1996 .......................................      32,509,031        32,509,031
  Common stock, no par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares - 9,300,469 in 1995
     and 9,303,344 in 1996 ..........................      50,507,497        50,508,593
  Warrants to purchase shares of preferred
   stock - 988,318 in 1995 and 1,098,318 in 1996 ....         253,050           253,050
  Capital surplus ...................................       1,789,600         2,263,708
  Accumulated deficit ...............................     (99,297,363)     (107,906,450)
                                                         ------------     -------------
                                                          (14,238,185)      (22,372,068)
  Notes receivable from shareholders ................        (277,743)         (277,743)
                                                         ------------     -------------
Net capital deficiency ..............................     (14,515,928)      (22,649,811)
                                                         ------------     -------------
Total liabilities and net capital deficiency ........    $  4,519,001     $   1,481,767
                                                         ============     =============

                             See accompanying notes.

                                  CENSTOR CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED JUNE 30,
                                                1994             1995             1996
                                            ------------     ------------     ------------
License revenues:
  Related party ........................    $  1,756,053     $         --     $         --
  Other ................................       6,089,746        3,515,472        3,202,704
                                            ------------     ------------     ------------
Total revenues .........................       7,845,799        3,515,472        3,202,704

Costs and expenses:
  Research and development .............      11,723,752       11,448,501        8,261,638
  Selling, general, and administrative .       2,372,255        2,846,235        2,393,233
                                            ------------     ------------     ------------
Total expenses .........................      14,096,007       14,294,736       10,654,871
                                            ------------     ------------     ------------
Operating loss .........................      (6,250,208)     (10,779,264)      (7,452,167)

Interest income ........................         199,744          173,379            5,481
Interest expense .......................      (1,658,790)      (1,106,488)      (1,183,680)
Other income (expense), net ............         (26,979)         (26,037)         146,087
Minority interest in loss of subsidiary               --           81,650          194,642
                                            ------------     ------------     ------------
Loss before income tax expense .........      (7,736,233)     (11,656,760)      (8,289,637)

Income tax expense .....................              --         (290,350)        (319,450)
                                            ------------     ------------     ------------
Net loss ...............................    $ (7,736,233)    $(11,947,110)    $ (8,609,087)
                                            ============     ============     ============
Net loss per share .....................    $      (0.84)    $      (1.29)    $      (0.93)
                                            ============     ============     ============
Weighted average number of shares
  used in computing per share amounts
  (in thousands) .......................           9,211            9,255            9,301
                                            ============     ============     ============

                             See accompanying notes.

                                  CENSTOR CORP.

                CONSOLIDATED STATEMENTS OF NET CAPITAL DEFICIENCY

                                               CONVERTIBLE                                              WARRANTS TO PURCHASE
                                             PREFERRED STOCK                  COMMON STOCK                PREFERRED STOCK
                                        --------------------------     ---------------------------     ---------------------
                                          SHARES         AMOUNT          SHARES          AMOUNT         SHARES       AMOUNT
                                        ----------    ------------     ----------     ------------     ---------    --------
Balance at June 30, 1993 ...........            --    $         --      9,192,168     $ 50,304,914            --    $     --
  Issuance of warrants in connection
   with capital leases, exercisable
   at $2.50 per share ..............            --              --             --               --       301,318     150,000
  Exercise of warrants for cash ....            --              --          6,316            1,845            --          --
  Conversion of secured
   convertible debentures and
   accrued interest into Series A
   preferred stock..................     6,617,299      14,055,143             --               --            --          --
  Issuance of Series B preferred
   stock, net of issuance costs of
   $2,468,169, including issuance
   of warrants to sales agent,
   exercisable at $2.50 per share ..     8,370,508      18,458,101             --               --       687,000     103,050
  Repayment of note receivable .....            --              --             --               --            --          --
  Issuance of common stock .........            --              --         41,186           16,604            --          --
  Net loss .........................            --              --             --               --            --          --
                                        ----------    ------------     ----------     ------------     ---------    --------
Balance at June 30, 1994 ...........    14,987,807      32,513,244      9,239,670       50,323,363       988,318     253,050
  Issuance of Series B preferred
   stock, net of issuance costs ....            --          (4,213)            --               --            --          --
  Issuance of common stock .........            --              --         35,055           11,634            --          --
  Cancellation of note receivable ..            --              --        (10,334)        (103,500)           --          --
  Net exercise of warrants in
  connection    with capital leases.            --              --         36,078          276,000            --          --
  Issuance of warrants in connection
   with capital leases, exercisable
   at $2.50 per share...............            --              --             --               --            --          --
  Capital surplus from investment
  in subsidiary.....................            --              --             --               --            --          --
  Net loss .........................            --              --             --               --            --          --
                                        ----------    ------------     ----------     ------------     ---------    --------
Balance at June 30, 1995 ...........    14,987,807      32,509,031      9,300,469       50,507,497       988,318     253,050
  Issuance of common stock .........            --              --          2,875            1,096            --          --
  Issuance of warrants in
   connection with bank line of
   credit...........................            --              --             --               --       110,000          --
  Expiration of warrants in
   connection with capital leases ..            --              --             --               --            --          --
  Capital surplus from investment
   in subsidiary....................            --              --             --               --            --          --
  Net loss .........................            --              --             --               --            --          --
                                        ----------    ------------     ----------     ------------     ---------    --------
Balance at June 30, 1996 ...........    14,987,807    $ 32,509,031      9,303,344     $ 50,508,593     1,098,318    $253,050
                                        ==========    ============     ==========     ============     =========    ========
                                          WARRANTS TO PURCHASE                                            NOTES
                                              COMMON STOCK                                             RECEIVABLE          TOTAL
                                        ------------------------      CAPITAL        ACCUMULATED          FROM          NET CAPITAL
                                         SHARES         AMOUNT        SURPLUS          DEFICIT        SHAREHOLDERS      DEFICIENCY
                                        --------     -----------    ------------    -------------     ------------     ------------
Balance at June 30, 1993 ...........     230,582     $   276,000    $         --    $ (79,614,020)    $   (376,558)    $(29,409,664)
  Issuance of warrants in connection
   with capital leases, exercisable
   at $2.50 per share ..............          --                              --               --               --          150,000
  Exercise of warrants for cash ....      (6,316)             --              --               --               --            1,845
  Conversion of secured
   convertible debentures and
   accrued interest into Series A
   preferred stock..................          --              --              --               --               --       14,055,143
  Issuance of Series B preferred
   stock, net of issuance costs of
   $2,468,169, including issuance
   of warrants to sales agent,
   exercisable at $2.50 per share ..          --              --              --               --               --       18,561,151
  Repayment of note receivable .....          --              --              --               --            4,125            4,125
  Issuance of common stock .........          --              --              --               --           (8,810)           7,794
  Net loss .........................          --              --              --       (7,736,233)              --       (7,736,233)
                                        --------     -----------    ------------    -------------     ------------     ------------
Balance at June 30, 1994 ...........     224,266         276,000                      (87,350,253)        (381,243)      (4,365,839)
  Issuance of Series B preferred
   stock, net of issuance costs ....          --              --              --               --               --           (4,213)
  Issuance of common stock .........          --              --              --               --               --           11,634
  Cancelation of note receivable ...          --              --              --               --          103,500               --
  Net exercise of warrants in
  connection    with capital leases.    (199,159)       (276,000)             --               --               --               --
  Issuance of warrants in connection
   with capital leases, exercisable
   at $2.50 per share...............      80,000              --              --               --               --               --
  Capital surplus from investment
  in subsidiary.....................          --              --       1,789,600               --               --        1,789,600
  Net loss .........................          --              --              --      (11,947,110)              --      (11,947,110)
                                        --------     -----------    ------------    -------------     ------------     ------------
Balance at June 30, 1995 ...........     105,107              --        1,789,600     (99,297,363)        (277,743)     (14,515,928)
  Issuance of common stock .........          --              --              --               --               --            1,096
  Issuance of warrants in
   connection with bank line of
   credit...........................          --              --              --               --               --               --
  Expiration of warrants in
   connection with capital leases ..     (25,107)             --              --               --               --               --
  Capital surplus from investment
   in subsidiary....................          --              --         474,108               --               --          474,108
  Net loss .........................          --              --              --       (8,609,087)              --       (8,609,087)
                                        --------     -----------    ------------    -------------     ------------     ------------
Balance at June 30, 1996 ...........      80,000     $        --    $  2,263,708    $(107,906,450)    $   (277,743)    $(22,649,811)
                                        ========     ===========    ============    =============     ============     ============

                             See accompanying notes.

                                  CENSTOR CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED JUNE 30,
                                                           1994             1995            1996
                                                       ------------     ------------     -----------
OPERATING ACTIVITIES
Net loss ..........................................    $ (7,736,233)    $(11,947,110)    $(8,609,087)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization ..................       1,292,507        1,594,956       1,456,658
   Gain (loss) on sale of fixed assets ............          24,005           (2,156)       (145,908)
   Interest on subordinated and secured
     convertible debentures .......................       1,352,818          774,016         816,856
   Loss applicable to minority interest ...........              --          (81,650)       (194,642)
   Changes in assets and liabilities:
     Receivables ..................................          28,737           (3,113)         13,009
     Prepaid expenses and other current assets ....          29,298         (148,175)        211,051
     Accounts payable .............................      (1,532,004)         112,320         271,778
     Accrued payroll and related expenses .........         133,694          (40,346)       (205,173)
     Accrued interest .............................        (254,794)              --              --
     Deferred revenue:
      Related party ...............................      (1,756,053)              --              --
      Other .......................................      (4,738,989)       1,475,840      (2,062,498)
     Other current liabilities ....................         (40,958)         (15,853)        319,942
                                                       ------------     ------------     -----------
                                                         (5,461,739)       3,665,839         481,073
                                                       ------------     ------------     -----------
Net cash used in operating activities .............     (13,197,972)      (8,281,271)     (8,128,014)

INVESTING ACTIVITIES
Additions to property and equipment ...............      (1,745,363)        (378,731)       (191,668)
Proceeds from sale and leaseback
  and sale of fixed assets ........................       2,766,635          583,751         550,050
                                                       ------------     ------------     -----------
Net cash provided by (used in) investing activities       1,021,272          205,020         358,382

FINANCING ACTIVITIES
Proceeds from issuance of short- and
  long-term debt ..................................         459,515               --              --
Proceeds from short-term borrowings ...............              --               --       1,000,000
Proceeds from notes payable .......................              --               --       6,450,000
Proceeds from sale of preferred stock of subsidiary              --        2,000,000         540,000
Purchase of certificate of deposit in
  connection with leases ..........................              --          (94,450)             --
Principal payments under capital leases ...........        (919,971)      (1,081,029)     (1,390,357)
Repayment of shareholders' note receivable ........           4,125               --              --
Net proceeds from sale of capital stock ...........      18,109,991            7,421           1,096
                                                       ------------     ------------     -----------
Net cash provided by financing activities .........      17,653,660          831,942       6,600,739
                                                       ------------     ------------     -----------
Net increase (decrease) in cash and cash ..........       5,476,960       (7,244,309)     (1,168,893)
  equivalents
Cash and cash equivalents at beginning of year ....       3,136,240        8,613,200       1,368,891
                                                       ------------     ------------     -----------
Cash and cash equivalents at end of year ..........    $  8,613,200     $  1,368,891     $   199,998
                                                       ============     ============     ===========

                             See accompanying notes.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company

      The Company licenses technology related to recording heads and storage media utilizing contact magnetic recording technology. The Company licenses its technology to disk drive and component manufacturers. In June 1995, the Company formed a new subsidiary, Contact Recording Technology, Inc. (CRT), to develop and manufacture contact longitudinal data storage heads for the computer disk drive industry. The Company received an approximate 89.5% interest in the subsidiary in exchange for agreements to license certain technology and to provide certain services to the subsidiary. The remaining 10.5% interest was sold to two outside investors for $2,000,000.

      In September 1995, a potential third outside investor/joint venture partner was issued a warrant to purchase 250,000 shares of preferred stock of CRT at an exercise price of $4.00 per share, exercisable through December 31, 1995. The investor exercised the warrant to purchase a total of 135,000 shares for a total of $540,000 for an approximate equity interest of 2.7%.

      Consolidation

      The accompanying consolidated financial statements include the accounts of the Company, CRT, and its wholly owned subsidiary, Censtor Media Corp. (Media), an inactive research and development company.

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company invests excess cash in money market funds with a local bank and a large, well-rated financial institution. These investments are generally available upon demand and are collateralized by the assets of the bank and the financial institution.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Financial Instruments

      Carrying amounts and fair values of financial instruments are as follows:

                                                June 30,
                         ------------------------------------------------------
                                    1996                         1995
                         -------------------------    -------------------------
                          Carrying        Fair         Carrying        Fair
                           Amount         Value         Amount         Value
                         -----------    ----------    -----------    ----------
 Cash and cash
   equivalents ......    $   199,998    $  199,998    $ 1,368,891    $1,368,891

 Borrowings:
   Short-term
      borrowings ....    $ 1,000,000    $1,000,000    $        --    $       --
   Promissory note to
    potential
    licensee ........    $ 3,000,000           N/A    $        --    $       --
   Notes payable ....    $ 3,450,000    $3,450,000    $        --    $       --
   Subordinated
    debentures ......    $14,488,311           N/A    $13,671,455           N/A

      The fair values for cash and cash equivalents represent the quoted market prices at the balance sheet dates. Fair values for the short-term borrowings and notes payable approximate their carrying amounts since interest rates on the borrowings are adjusted periodically to reflect market interest rates. Fair value for the promissory note to the potential licensee is not provided as it was exchanged for a license on August 12, 1996 (see Note 3). Fair value for the subordinated debentures is not provided as approximately $12,488,300 (plus subsequent accrued interest to September 30, 1996) is expected to be forgiven on September 30, 1996. The remaining $2,000,000 was paid on July 18, 1996 (see Note
3).

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Revenue Recognition

      License fees are generally recognized over the estimated period in which the Company expects to provide support in connection with the license.

      Royalties from licensees on sales of licensed products will be recognized when products incorporating the Company's technology are shipped by the licensees or when nonrefundable payments are received (see Note 2).

      Property and Equipment

      Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of five years. Assets under capital leases and leasehold improvements are amortized on a straight-line basis over the lease term or their estimated useful lives, if shorter.

      Property and equipment under capital lease obligations have a capitalized value and net book value of $3,527,828 and $1,887,579 at June 30, 1995 and $3,444,789 and $814,886 at June 30, 1996. Amortization expense on assets under capital lease obligations is included in depreciation and amortization.

      Long-Lived Assets

      In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. FAS 121 is effective for the fiscal years beginning after December 15, 1995. The adoption of FAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Accounting for Employee Stock Options

      In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). The Company will be required to adopt FAS 123 in 1996. The Company's intention is to continue to account for employee stock options in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in FAS 123.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Net Loss Per Share

      Net loss per share is computed based on the weighted average number of shares of the Company's common stock. The Company's common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive for each of the three years ended June 30, 1994, 1995, and 1996 and, accordingly, were not included in the weighted average number of shares.

      Major Licensees

      In fiscal 1996, one licensee comprised 34% of revenues. In fiscal 1995 and 1996, a second licensee comprised 82% and 64% of revenues, respectively. In fiscal 1994 and 1995, a third licensee comprised 13% and 10% of revenues, respectively. In 1994, a fourth licensee (a related party) comprised 22% of revenues, a fifth licensee comprised 12% of revenues, and a sixth licensee comprised 53% of revenues.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. SALE OF ASSETS

      On March 29, 1996, the Company entered into an agreement (the Agreement) with an established component manufacturer in the disk drive industry (the acquirer), which provided for the transfer to the acquirer of the Company's research and development operations, including substantially all of the Company's employees and the sale of certain of the Company's physical assets and rights and obligations under contracts related thereto on the closing date of the Agreement. The Agreement was approved by the Company's shareholders on July 11, 1996 and closed on July 18, 1996. Upon the closing, the Company granted to the acquirer a nonexclusive, irrevocable worldwide license covering the Company's intellectual property, including the Company's rights in patents, technology, and software.

      Gross proceeds to the Company under the Agreement are $9,025,000, subject to certain adjustments under the Agreement, of which $6,525,000 was payable upon closing with the balance receivable in installments from November 15, 1996 through April 18, 1997, subject to certain conditions. The gross proceeds were reduced by approximately $1,900,000, related to partial repayment of the outstanding balance on notes payable to the acquirer. The remaining balance on the notes payable of approximately $450,000 was forgiven.

      Of the total proceeds, $8,000,000 was in consideration for the grant of the license and $1,025,000 for the sale of assets and transfer of the assembled workforce.

      The Company will recognize a gain of approximately $700,000 in connection with the sale of assets and the transfer of the assembled workforce in fiscal 1997.

      Of the net proceeds, the Company used $3,603,759 to pay down obligations due as of the closing date, including $2,000,000 to partially repay outstanding accrued interest on the subordinated debentures (see Note 3), $597,787, including accrued interest of $51,112 to partially repay the convertible promissory notes (see Note 3), and $1,005,972, including accrued interest of $5,972 to repay the Company's line of credit (see Note 3). The remainder of the proceeds will be used for general working capital purposes with respect to the Company's ongoing licensing operations.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Without a research and development department to provide ongoing technological assistance and support to its licensees, all remaining deferred revenue related to nonrefundable license fees (and any related withholding tax) was recognized upon the transfer of the employees to the acquirer.

      The Company has granted the acquirer a security interest in its intellectual property to secure certain obligations and warranties with respect to the intellectual property for a period of six years following the effective date of the Agreement. After the third year following the effective date of the Agreement, the Company may terminate the security interest by depositing $4,000,000 in an escrow account. Such amount is reduced by $1,000,000 in each of the two succeeding years, and the escrow terminates the following year.

      Management believes that all of the license fee may not be realized due to amounts that will have to be paid out of the escrow fund or amounts that will have to be paid prior to the establishment of the escrow. Accordingly, the Company plans to recognize $4,000,000 of the license fee ratably over the first three years following the closing of the Agreement, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of the license agreement. Subsequently, amounts will be recognized as the escrow fund described above is reduced.

3. DEBT

      Obligations Under Capital Leases

      On July 18, 1996, in connection with the sale of assets to a component manufacturer in the disk drive industry, all obligations under capital leases were transferred to such manufacturer.

      Short-Term Borrowings

      At June 30, 1996, the Company had a line of credit with its primary bank to provide short-term working capital of up to $1,000,000. The line of credit bears a variable interest rate of prime plus 2.5% and is collateralized by the assets of the Company. On July 18, 1996, the balance outstanding of $1,000,000 was repaid upon the closing of the Agreement.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Other notes payable consisted of the following at June 30, 1996:

      Promissory note issued to potential licensee, due
      August 23, 1996 and converted to a license
      August 12, 1996 .....................................    $3,000,000

      Convertible promissory notes issued to existing
      investors, bearing interest at prime plus 2.5%,
      due nine months after the closing, collateralized
      by assets of the Company, convertible into shares
      of the next equity security issued by Censtor .......    $1,000,000

      Promissory notes issued to component manufacturer
      in disk drive industry in connection with the sale of
      assets, bearing interest at 10% per annum,
      (see Note 2) ........................................    $2,450,000

      On July 8, 1996, the Company received an additional $350,000 from a promissory note issued to the acquirer. On July 18, 1996, the promissory notes issued to the acquirer were partially offset against proceeds from the sale of assets, with the remainder being forgiven (see Note 2). In addition, $597,787, including accrued interest of $51,112, of the convertible promissory notes issued to existing investors was repaid.

      Subordinated Debentures

      The Company's subordinated debentures at June 30 are summarized as follows:

                                                      1995           1996
                                                   -----------    -----------
   Convertible subordinated debentures due
     August 24, 1997, convertible at $26.55 of
     principal and accrued interest per share .    $ 5,000,000    $ 5,000,000
   Accrued interest at 6% per year ............      1,733,817      2,137,846
   Subordinated debentures due January 17, 1998      5,000,000      5,000,000
   Accrued interest at 6% per year ............      1,937,638      2,350,465
                                                   -----------    -----------
                                                   $13,671,455    $14,488,311
                                                   ===========    ===========

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      On February 22, 1996, the subordinated debentures were modified such that the Company was obligated to pay $2,000,000 against the outstanding accrued interest by July 31, 1996. On July 18, 1996, upon closing the Agreement, this amount was paid. Furthermore, if certain financial conditions are not met, the debenture holder will forgive the remaining accrued interest and principal balance on September 30, 1996, in return for 5% of the royalties the Company may receive from its present and future licenses through the year 2001. The Company does not anticipate meeting these conditions and therefore expects to recognize a gain of approximately $12,700,000 in fiscal 1997 in connection with the anticipated forgiveness of the accrued interest and principal.

      Cross Default Provisions

      The above subordinated debentures include certain cross default provisions that provide for the debentures to be immediately due and payable if the Company was to be declared in default with any of its other creditors.

4. COMMITMENTS

      In connection with the Agreement, the Company transferred its principal facility to the acquirer who assumed the remaining lease payments. At that time, the Company entered into a lease which expires in April 1999 for a smaller office facility. A schedule of future minimum lease payments as of June 30, 1996 under the new lease agreement is as follows:

       1997...............................................     $ 51,024
       1998...............................................       51,024
       1999...............................................       42,520
                                                               --------
       Total minimum lease payments.......................     $144,568
                                                               ========

      Rental expense for 1994, 1995, and 1996 was approximately $929,000, $709,000, and $468,000, respectively.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. COMMON AND CONVERTIBLE PREFERRED STOCK

      Convertible Preferred Stock

The preferred stock is divided into Series A and B preferred stock as follows:

                                     SHARES
                            ------------------------
                                          ISSUED AND
                            AUTHORIZED   OUTSTANDING       TOTAL
                            ----------    -----------    -----------
            Series A ...     7,500,000      6,617,299    $14,055,143
            Series B ...    14,000,000      8,370,508     18,453,888
            Undesignated     3,500,000             --             --
                            ----------    -----------    -----------
                            25,000,000     14,987,807    $32,509,031
                            ==========    ===========    ===========

      The holders of Series A and B preferred stock are entitled to noncumulative dividends, as declared by the Board of Directors out of legally available funds, at a rate of $0.2124 and $0.25 per share, per annum, respectively. After payment of the dividend preferences and payment to the holders of common stock of noncumulative dividends, as declared by the Board of Directors out of legally available funds, at a rate of $0.10 per share, per annum, the preferred stock shall participate, as if converted on a share-for-share basis with common stock, as to any dividends paid by the Company. Such dividends are noncumulative.

      Series A and B preferred stock are convertible at any time after the date of issuance into common stock on a one-for-one basis, subject to adjustment for certain subsequent dilutive stock issuances. In addition, the Series A and B preferred stock will automatically convert into common stock upon the closing of an underwritten public offering of the Company's common stock at not less than $4.00 per share, which results in gross proceeds of not less than $10,000,000, or in the event of an affirmative vote of the holders of at least 51% of Series A and B preferred stock, respectively.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Upon liquidation, the Series B preferred shareholders are entitled to receive an amount equal to $2.50 per share plus the aggregate amount of any declared but unpaid dividends, after which the Series A preferred shareholders are entitled to receive an amount equal to $2.124 per share plus the aggregate amount of any declared but unpaid dividends. After the distributions above have been made, remaining amounts shall be distributed among the holders of Series A and B preferred stock and common stock pro rata, based on the number of shares of common stock held by each shareholder, assuming conversion of all preferred stock. Preferred shareholders participate in the voting rights of the Company as if their shares were converted to common stock.

      Warrants to Purchase Preferred Stock

      At June 30, 1996, certain of the Company's lessors held warrants to purchase 301,318 shares of the Company's Series B preferred stock, exercisable at $2.50 per share through the later of September 2003 or five years after the closing of a public offering of the Company's common stock. The Company estimated the fair value of these warrants at $150,000. This amount is being amortized over the life of the lease agreements.

      At June 30, 1996, the sales agent in connection with the sale of the Series B preferred stock held warrants to purchase 687,000 shares of Series B preferred stock, exercisable at $2.50 per share and expiring on March 23, 1998. The warrants are convertible into warrants to purchase shares of common stock. The Company estimated the fair value of these warrants to be approximately $103,000.

      At June 30, 1996, the Company's primary bank held warrants to purchase approximately 110,000 shares of the Company's preferred stock at the lower of $2.50 or the share price of the next security issued by the Company, exercisable from November 2000 through February 2001, respectively.

      Warrants to Purchase Common Stock

      At June 30, 1996, one of the Company's lessors held warrants to purchase 80,000 shares of the Company's common stock, exercisable at $2.50 per share through the later of January 2005 or five years after the closing of a public offering of the Company's common stock.

      1990 Stock Option Plan

      Outstanding options are granted at fair market value and generally expire ten years after the date of grant. The exercise provisions of the option grants are determined by the Board of Directors and are generally exercisable over a 48-month period beginning six months after issuance.

      The following table summarizes option activity for the plan:

                                                        OPTIONS OUTSTANDING
                              SHARES       -----------------------------------------------
                             AVAILABLE                      OPTION PRICE        AGGREGATE
                             FOR GRANT       SHARES           PER SHARE           VALUE
                            ----------     ----------     ----------------     -----------
Balance at June 30, 1993       124,086        968,646     $0.2921 - $6.372     $   762,703
  Authorized ...........       621,468             --          $  --                    --
  Granted ..............    (1,647,992)     1,647,992     $0.40   - $1.062         959,249
  Exercised ............            --        (41,185)    $0.2921 - $1.062         (16,484)
  Canceled .............     1,082,496     (1,082,496)    $0.2921 - $6.372      (1,139,447)
                            ----------     ----------                          -----------
Balance at June 30, 1994       180,058      1,492,957     $0.2921 - $0.40          566,021
  Authorized ...........     1,500,000             --          $  --                    --
  Granted ..............    (1,475,340)     1,475,340          $0.40               590,136
  Exercised ............            --        (35,055)    $0.2921 - $0.40          (11,634)
  Canceled .............       333,105       (333,105)    $0.2921 - $1.062        (123,758)
                            ----------     ----------                          -----------
Balance at June 30, 1995       537,823      2,600,137     $0.2921 - $0.40        1,020,765
  Granted ..............      (422,500)       422,500          $0.40               169,000
  Exercised ............            --         (2,875)    $0.2921 - $0.40           (1,096)
  Canceled .............     1,546,354     (1,546,354)    $0.2921 - $0.40         (600,952)
                            ----------     ----------                          -----------
Balance at June 30, 1996     1,661,677      1,473,408     $0.2921 - $0.40      $   587,717
                            ==========     ==========                          ===========

      There were 620,791, 920,991, and 769,398 options exercisable at June 30, 1994, 1995, and 1996, respectively.

      Stock Reserved for Future Issuance

      Shares of preferred and common stock reserved for future issuance are 1,098,318 shares and 19,460,055 shares, respectively, at June 30, 1996.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6. INCOME TAXES

      Income tax expense for fiscal 1995 and 1996 consists of foreign withholding taxes on license revenue.

      Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                      JUNE 30,
                                                1995             1996
                                            ------------     ------------
      Deferred tax assets:
        Net operating loss carryforwards    $ 33,852,000     $ 35,203,000
        Tax credit carryforwards .......       3,094,000        4,221,000
        Other ..........................       3,132,000        2,115,000
                                            ------------     ------------
      Total deferred tax assets ........      40,078,000       41,539,000
      Valuation allowance ..............     (40,078,000)     (41,539,000)
                                            ------------     ------------
      Net deferred tax assets ..........    $         --     $         --
                                            ============     ============

      The change in the valuation allowance was a net increase of $1,461,000 and $3,898,000 for fiscal 1995 and 1994, respectively. Income tax expense reconciles to loss before income tax expense multiplied by the statutory rate as follows:

                                           YEARS ENDED JUNE 30,
                                   1994            1995            1996
                                -----------     -----------     -----------
   Tax at statutory rate ...    $(2,630,000)    $(3,991,000)    $(2,885,000)
   Unbenefited tax losses ..      2,630,000       3,991,000       2,885,000
   Foreign withholding taxes
    under license agreement              --         290,350         319,450
                                -----------     -----------     -----------
   Income tax expense ......    $        --     $   290,350     $   319,450
                                ===========     ===========     ===========

      As of June 30, 1996, the Company had federal net operating loss and credit carryforwards of approximately $98,000,000 and $3,300,000, respectively, expiring in various years beginning in 1997 through 2010. The Company also has state net operating loss and credit carryforwards of approximately $31,000,000 and $1,200,000, respectively. The state operating loss carryforwards will expire in various years beginning in 1997 through 2001, while the credit carryforwards will expire in various years beginning in 2003 through 2011.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Tax law provides that the use of net operating loss and credit carryforwards are limited if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $75,000,000 of federal net operating loss and all credit carryforwards are subject to an annual limitation. The annual limitation is approximately $1,200,000 per year. The balance of $22,000,000 federal net operating loss carryforwards can be used without limitation.
Similar limitations apply to state carryforwards.

      CRT has a federal net operating loss carryforward of approximately $7,529,000.

7. SUPPLEMENTAL CASH FLOW INFORMATION

      Payments for interest costs and significant noncash investing and financing activities, not disclosed elsewhere, are as follows:

                                                 YEARS ENDED JUNE 30,
                                            1994          1995       1996
                                         -----------    --------    -------
     Interest paid ..................    $   558,000    $282,484    $67,958
     Equipment purchased under
       capital leases ...............    $ 2,962,788    $687,588    $24,851
     Conversion of secured
       convertible debentures to
       Series A preferred stock .....    $14,055,143    $     --    $    --
     Conversion of bridge loans to
       Series B preferred stock .....    $   460,799    $     --    $    --
     Issuance of common stock in
       exchange for promissory note .    $     8,810    $     --    $    --
     Cancelation of note receivable .    $        --    $103,500    $    --