Form 10-Q
period 1996-09-30
CENSTOR CORP /CA/
filed 1996-11-14
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1996 or

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)

           California                                          94-2775712

(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)
    2105 Hamilton Ave., #270
      San Jose, California                                        95125

(address of principal executive offices)                        (zip code)

       Registrant's telephone number, including area code: (408) 298-8400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __   No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT SEPTEMBER 30, 1996
Common Stock - no par value                                 9,303,344

                                  CENSTOR CORP.

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------

                    PART I.  FINANCIAL INFORMATION

Item 1              Financial Statements:
                         Condensed Consolidated Balance Sheets
                         June 30, 1996 and September 30, 1996 (unaudited)                                      3

                         Condensed Consolidated Statements of Operations (unaudited)
                         three months ended September 30, 1995 and 1996                                        4

                         Condensed Consolidated Statements of Cash Flows (unaudited)
                         three months ended September 30, 1995 and 1996                                        5

                         Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                        9


                    PART II.  OTHER INFORMATION


Item 6              Exhibits and Reports on Form 8-K                                                          12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,          SEPTEMBER 30,
                      ASSETS                                   1996                1996
                                                          -------------        -------------
                                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                            $     199,998        $     165,605
     Receivables                                                 14,336            2,513,170
     Prepaid expenses and other current assets                  111,135               59,446
     Property and equipment held for sale                       911,055                 --
                                                          -------------        -------------

Total current assets                                          1,236,524            2,738,221

Property and equipment, net                                      11,823               10,433

Restricted cash                                                  94,450               94,450

Deposits and other assets                                       138,970                4,250
                                                          -------------        -------------

Total assets                                              $   1,481,767        $   2,847,354
                                                          =============        =============

      LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Notes payable                                        $   6,450,000        $        --
     Accounts payable                                           974,889              279,906
     Notes payable to related parties                         1,000,000              453,325
     Accrued payroll and related expenses                       232,278              111,927
     Income taxes payable                                          --                600,000
     Deferred revenue                                              --              3,833,333
     Other current liabilities                                  378,257               20,400
     Obligations under capital leases                           607,843                 --
                                                          -------------        -------------

Total current liabilities                                     9,643,267            5,298,891

Long-term obligations:
     Deferred revenue                                              --              6,333,334
     Subordinated debentures                                 14,488,311                 --
     Restructured debt obligations                                  --             12,679,377

Net capital deficiency:
     Preferred stock                                         32,509,031           32,509,031
     Common stock                                            50,508,593           50,508,593
     Warrants to purchase shares of preferred stock             253,050              253,050
     Capital surplus                                          2,263,708            2,263,708
     Accumulated deficit                                   (107,906,450)        (106,720,887)
                                                          -------------        -------------

                                                            (22,372,068)         (21,186,505)
     Notes receivable from shareholders                        (277,743)            (277,743)
                                                          -------------        -------------

Net capital deficiency                                      (22,649,811)         (21,464,248)
                                                          -------------        -------------

Total liabilities and net capital deficiency              $   1,481,767        $   2,847,354
                                                          =============        =============


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         --------------------------------
                                                             1995                1996
                                                         ------------        ------------
Revenues - license fees                                  $  1,339,582        $    838,333

Costs and expenses:
     Research and development                               2,760,821                --
     Selling, general, and administrative                     590,168             550,128
                                                         ------------        ------------
Total expenses                                              3,350,989             550,128
                                                         ------------        ------------

Operating income (loss)                                    (2,011,407)            288,205

Interest and other expenses, net                               94,468          (1,497,358)
Minority interest in loss of subsidiary                      (177,030)               --
                                                         ------------        ------------
Income (loss) before income tax expense                    (1,928,845)          1,785,563

Income tax expense                                            136,117             600,000
                                                         ------------        ------------

Net income (loss)                                        $ (2,064,962)       $  3,864,940
                                                         ------------        ------------

Net income (loss) per share                              $      (0.22)       $       0.05
                                                         ============        ============

Weighted average number of shares used in
computing per share amounts (in thousands)                      9,300              24,291
                                                         ============        ============








     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   --------------------------------
Operating activities:                                                  1995                1996
                                                                   ------------        ------------
Net income (loss)                                                  $ (2,064,962)         $1,185,563
Adjustments to reconcile net income (loss) to net
cash
  used in operating activities:
     Depreciation and amortization                                      375,460              13,878
     Gain on sale of fixed assets                                      (169,773)               --
     Gain on transfer of research and development operations               --            (1,596,706)
     Interest on subordinated  debentures                               190,215             191,066
     Loss applicable to minority interest                              (177,030)               --
     Changes in assets and liabilities:
          Receivables                                                  (313,450)         (2,498,834)
          Prepaid expenses and other current assets                       7,521              51,689
          Accounts payable                                              159,139            (694,983)
          Accrued payroll and related expenses                          (33,253)           (120,351)
          Deferred revenue                                             (229,166)          7,166,667
          Income taxes payable and other current liabilities            (20,479)            242,143
                                                                   ------------        ------------
                                                                       (210,816)          2,754,569
                                                                   ------------        ------------
Net cash provided by (used in) operating activities                  (2,275,778)          3,940,132

Investing activities:
Additions to property and equipment                                     (93,947)               --
Deposits and other assets                                                  --               122,220
Proceeds from sale of fixed assets and transfer of assembled            550,000           1,025,000
workforce
                                                                   ------------        ------------
Net cash provided by investing activities                               456,053           1,147,220
                                                                   ------------        ------------

Financing activities:
Proceeds from issuance of short-term debt                             1,500,000             350,000
Principal payments of short- and long-term debt                            --            (5,447,920)
Principal payments under capital leases                                (417,054)            (23,825)
Sale of preferred stock of subsidiary                                   230,000                --
                                                                   ------------        ------------
Net cash provided by (used in) financing activities                   1,312,946          (5,121,745)
                                                                   ------------        ------------

Net decrease in cash and cash equivalents                              (506,779)            (34,393)
Cash and cash equivalents at beginning of period                      1,368,891             199,998
                                                                   ------------        ------------

 Cash and cash equivalents at end of period                        $    862,112        $    165,605
                                                                   ============        ============

Supplemental disclosure of noncash financing activities:
Equipment purchased under capital leases                           $     24,851        $       --
Conversion of note payable to license                                      --          $  3,000,000
Assignment of leases in connection with sale of assets                     --          $    584,018


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1997. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 -- NET INCOME (LOSS) PER SHARE:

        Net income per share is computed based upon the weighted average number of shares outstanding of the Company's common stock and convertible preferred stock on an if-converted basis, and dilutive common stock equivalents from the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents from stock options and warrants are excluded from the computation if their effect is antidilutive. The Company's common stock equivalent shares were antidilutive for the quarter ended September 30, 1996 and, accordingly, were not included in the weighted average number of shares.

         Net loss per share is computed based on the weighted average number of shares of the Company's common stock. The Company's common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive for the quarter ended September 30, 1995 and, accordingly, were not included in the weighted average number of shares.

NOTE 3 -- INCOME TAXES

         The Company has recorded an income tax provision of $600,000 for the quarter ended September 30, 1996. The provision relates to the Company's alternative minimum tax liability on earnings for the three months ended September 30, 1996. In the quarter ended September 30, 1995, the Company recorded a tax provision of $136,000 relating to the 10% Japanese withholding tax on the sale of a license.

NOTE 4 -- THE READ-RITE TRANSACTION:

         On March 29, 1996, the Company entered into an agreement with Read-Rite Corporation ("Read-Rite"), a large manufacturer of components for disk drives, that provided for the transfer of the Company's research and development operations, including the hiring of 84 of its employees, the sale of certain of the Company's physical assets and rights and obligations under contracts related thereto (the "Read-Rite Transaction"). The agreement was approved by Censtor's shareholders on July 11, 1996 and closed on July 18, 1996 (the "Closing").

         Additionally, on the Closing of the Read-Rite Transaction, the Company granted a non-exclusive irrevocable world-wide license to Read-Rite covering the Company's intellectual property, including the Company's rights in patents, technology and software.

         Gross proceeds to the Company in connection with the Read-Rite Transaction are approximately $9.0 million subject to certain adjustments under the agreement, $6.5 million of which was received on the Closing, with the balance receivable in installments from

November 15, 1996 through April 18, 1997, subject to certain conditions. The gross proceeds were reduced by approximately $1.9 million, related to partial repayment of the outstanding balance on notes payable to Read-Rite. The remaining balance on the notes payable of approximately $900,000 was forgiven (see Note 6).

         Of the total proceeds, $8.0 million was in consideration for the grant of the license and $1.0 million for the sale of assets and transfer of the assembled workforce. The Company recognized a gain of approximately $700,000 in connection with the sale of assets and the transfer of the assembled workforce.

         Of the net proceeds from the Read-Rite Transaction, the Company used approximately $3.6 million to pay down obligations that were due as of the Closing, including a $2.0 million payment to partially repay outstanding accrued interest on the subordinated debentures (see Note 7), $1.0 million to repay the Company's line of credit, and $598,000, including accrued interest, to partially repay the convertible promissory notes (see Note 6) from investors. The remainder of the proceeds will be used for general working capital purposes with respect to the Company's ongoing licensing operations.

         The Company has granted to Read-Rite a security interest in its intellectual property to secure certain obligations and warranties with respect to the intellectual property for a period of six years following the effective date of the Agreement. After the third year following the effective date of the Agreement, Censtor may terminate the security interest by depositing $4.0 million in an escrow account. Such amount is reduced by $1.0 million in each of the two succeeding years, and the escrow terminates the following year.

         The Company believes that all of the license fee may not be realized due to amounts that will have to be paid out of the escrow fund or amounts that will have to be paid prior to the establishment of the escrow. Accordingly, the Company is recognizing $4.0 million of the license fee ratably over the first three years following the closing of the Agreement, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of the license agreement. Subsequently, amounts will be recognized as the escrow fund described above is reduced.

NOTE 5 -- LICENSE ARRANGEMENTS:

         In August 1996, a promissory note issued to a potential licensee by a subsidiary of the Company was assigned to Censtor and converted to a world-wide, non-exclusive license.

NOTE 6 -- BRIDGE LOANS:

         In January 1996, several of the existing investors of Censtor loaned the Company $1.0 million in exchange for promissory notes convertible into shares of the next security issued by the Company. The Company repaid approximately $598,000, including accrued interest of $51,000 out of the proceeds from the Closing of the Read-Rite Transaction, and the due date of the balance of the notes was extended until nine months after the Closing.

         Between February and July 1996, the Company obtained bridge loans totalling $2.8 million from Read-Rite as part of negotiations for Read-Rite to purchase fixed assets from Censtor and acquire a patent and know-how license. The Bridge Loans were used to pay the operating expenses of the Company until the Closing, at which time all the contracts and associated liabilities were to be assumed by Read-Rite and subsequent to which all related expenses would be paid by Read-Rite. Accordingly, on the Closing, the Company received a net amount of $4.6 million from Read-Rite out of the $6.5 million first installment.

NOTE 7 --  SUBORDINATED DEBENTURES:

         On February 22, 1996, the subordinated debentures were modified such that the Company was obligated to pay $2.0 million against the outstanding accrued interest by July 31, 1996. This amount was paid upon the Closing of the Read-Rite Transaction. Furthermore, if certain financial conditions were not met, the debenture holder agreed to forgive the remaining outstanding principal and accrued interest on

September 30, 1996 in return for 5% of any royalties Censtor receives from its present and future licenses through the year 2001. The Company did not meet the financial conditions and consequently, the outstanding interest and prinicipal of $12.7 million was forgiven . The future cash payments related to the increase in the share of royalties are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the course of the following discussion and analysis, we may make projections or other forward-looking statements regarding future events or the future financial performance of the Company. We wish to caution you that such statements are just predictions and that actual events or results may differ materially. We refer you to the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Form 10-K. These documents contain and identify important factors that could cause the actual results to differ materially from those contained in our projections or forward-looking statements.

           In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the current fiscal quarter, the Company had not been profitable in any fiscal period since inception and as of September 30, 1996 had an accumulated deficit of $106.7 million. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

         On March 29, 1996, the Company entered into an agreement with Read-Rite Corporation, a large manufacturer of components for disk drives ("Read-Rite"), that provided for the transfer of the Company's research and development operations, including the hiring of 84 of its employees, the sale of certain of the Company's physical assets and rights and obligations under contracts related thereto (the "Read-Rite Transaction"). The agreement was approved by Censtor's shareholders on July 11, 1996 and closed on July 18, 1996 (the "Closing").

         Censtor's operating plans for fiscal 1997 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through payments from Read-Rite in connection with the Read-Rite Transaction and possibly through sales of additional licenses. The Company will not be able to sustain its operations beyond 1997 without the sale of such additional licenses or other cash-generating activity.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements.

         During the quarter ended September 30, 1996, the Company used net cash from financing activities of $5.1 million, primarily from the repayment of $5.4 million on notes payable. In comparison, in the quarter ended September 30, 1995, Censtor generated net cash from financing activities of $1.3 million, primarily through the receipt of $1.5 million on a note payable and the sale of stock in a subsidiary of the Company for $230,000, offset by payments on capital leases. During the quarter ended September 30, 1996, the Company generated cash in its operations of $3.9 million primarily from the receipt of $5.5 million of the license fee from Read-Rite, a significant portion of which was recorded as deferred revenue offset by operating expenses and changes in operating net assets. The Company used cash of $2.3 million in operations in the quarter ended September 30, 1995. The cash usage during the period in fiscal 1995 is primarily due to operating expenses offset by the receipt of license fees in the amount of $1.1 million, a significant portion of which was recorded as deferred revenue. The Company generated cash from investing activities of $456,000 for the three months ended September 30, 1995 primarily from the sale of fixed assets and generated $1.1 million for the three months ended September 30, 1996 from the Read-Rite Transaction.

         As of September 30, 1996, the Company had negative working capital of approximately $2.6 million. The Company expects to maintain its current expense rate for the foreseeable future as a result of the Read-Rite Transaction as Read-Rite has acquired the majority of Censtor's tangible assets and related lease liabilities and hired all but five of Censtor's employees effective February 5, 1996, substantially reducing Censtor's monthly spending to its current level.

         On February 22, 1996, the subordinated debentures were modified such that the Company was obligated to pay $2.0 million against the outstanding accrued interest by July 31, 1996. This amount was paid upon the Closing of the Read-Rite transaction. Furthermore, if certain financial conditions were not met, the debenture holder agreed to forgive the remaining outstanding principal and accrued interest on September 30, 1996. The Company did not meet the financial conditions and consequently the outstanding interest and principal of $12.7 million was forgiven. The noteholder also forgave the remaining balance (due in September 1997 and January 1998) in return for 5% of any royalties Censtor receives from its present and future licenses through the year 2001. The future cash payments related to the increase in the royalty rate are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.

         The Company's ability to fund its cash requirements through fiscal 1997 depends largely upon its success in collecting $2.5 million from Read-Rite. This hold-back amount is subject to certain conditions, and is subject to reduction for any claims by Read-Rite for damages in the event the Company breaches or has breached the Asset Sale Agreement or License Agreement entered into by the Company in connection with the Read-Rite Transaction. The Company is not aware of any such claims at the present time. The Company also continues to seek new licensees. However, there can be no assurance that the Company can enter into a new license agreement in fiscal 1997 or at any subsequent time. Any such failure would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's commitments for cash payments in fiscal year 1997 are primarily for operating expenses, which are currently expected to decrease, in the aggregate, as compared to operating expenses incurred during fiscal 1996, due to the Company's reduction in size and scope of operations.

         If the Company is successful in collecting a significant portion of the remaining fee due from Read-Rite, which it anticipates doing, it believes that it will be able to finance its operations through the first quarter of fiscal 1998. There can be no assurance, however, that the Company will be successful in this endeavor or that the amount actually collected will be adequate to fund the Company's operations.

         As a result of certain transactions described elsewhere, the Company may owe alternative minimum tax for such periods of up to $600,000, payable in September 1997, although the amount, if any, of such liability is presently uncertain. The Company anticipates that, unless such liability is significantly less than $600,000 or the Company enters into a new license, the Company's cash reserves may be insufficient to satisfy such liability. Accordingly, the payment obligation of such tax could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         Revenues

         The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. License fees are generally recognized over the estimated period in which the Company expects to provide support in connection with the license. All deferred revenue pertaining to existing licenses sold to disk drive manufacturers has been recognized as revenue in fiscal 1996 since the Company can no longer provide technical support to its licensees as a result of the Read-Rite Transaction.

         Accordingly, revenues of $838,000 for the quarter ended September 30, 1996, relate to the recognition of deferred revenues associated with the licenses to Read-Rite and to Western Digital Corp. entered into during the quarter. The Company plans to recognize $4.0 million of the Read-Rite license fee ratably over the first three years following the closing of the Transaction, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of the license agreement. Subsequently, the remaining $4.0 million will be recognized over three years, in line with the reduction of the amount the Company may deposit in an escrow account to terminate the security interest granted in connection with the Read-Rite Transaction. The Company plans to recognize the Western Digital license fee over 12 months as the Company is contractually obligated to maintain until July 31, 1997, a patent prosecution effort sufficient to maximize the value of Censtor's patent portfolio. The $1.3 million in recognized revenue for the quarter ended September 30, 1995 was derived primarily from a license agreement with Hitachi, Ltd. which was entered into in December 1994 and a license with NEC that was entered into in August 1995.

         Research and Development

         There were no research and development expenditures for the quarter ended September 30, 1996, due to Read-Rite's hiring of all the Company's engineering personnel on February 5, 1996 and subsequent acquisition of the

Company's research and development operations. In the future, as a result of the Read-Rite Transaction, the Company expects no material research and development expense. Research and development expense for the three month period ending September 30, 1995 was $2.8 million.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $590,000 for the quarter ended September 30, 1995 to $550,000 in the quarter ended September 30, 1996. This decrease was largely the result of lower headcount and reduced expenses associated with the smaller scope of operations due to the Read-Rite Transaction.

         Interest and Other Expenses, Net

         Interest and other expense, net, for the quarter ended September 30, 1996 includes a gain of $1.6 million relating to the Read-Rite Transaction, of which $899,000 relates to the forgiveness of certain promissory notes and $698,000 relates to the gain on sale of fixed assets and the transfer of the Company's workforce, and the recognition of a deferred gain of $250,000 related to the sale of fixed assets not connected with the Read-Rite Transaction. Interest and other expenses net for the quarter ended September 30, 1995 includes a gain of $170,000 on the sale of fixed assets. Excluding these gains, interest expense remained fairly constant between the two periods.


         Income Taxes

         The Company has recorded an income tax provision of $285,000 for the quarter ended September 30, 1996. The provision relates to the Company's alternative minimum tax liability on earnings for the three months ended September 30, 1996. In the quarter ended September 30, 1995, the Company recorded a tax provision of $136,000 relating to the 10% Japanese withholding tax on the sale of the Hitachi license in December 1994 and the NEC license in August 1995.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  EXHIBIT 27.1 Financial Data Schedule

         (b)      Reports on Form 8-K.

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


                                                CENSTOR CORP.
                                                Registrant



                                                BY:      /s/ Russell M. Krapf
                                                         -----------------------
                                                         Russell M. Krapf

                                                         President
                                                         Chief Executive Officer






Dated:  November 14, 1996

                                 EXHIBIT INDEX

Exhibit                           Description



  27.1                       Financial Data Schedule