Form 10-Q/A
period 1996-09-30
CENSTOR CORP /CA/
filed 1996-11-15
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30,          SEPTEMBER 30,
                      ASSETS                                   1996                1996
                                                          -------------        -------------
                                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                            $     199,998        $     165,605
     Receivables                                                 14,336            2,513,170
     Prepaid expenses and other current assets                  111,135               59,446
     Property and equipment held for sale                       911,055                 --
                                                          -------------        -------------

Total current assets                                          1,236,524            2,738,221

Property and equipment, net                                      11,823               10,433

Restricted cash                                                  94,450               94,450

Deposits and other assets                                       138,970                4,250
                                                          -------------        -------------

Total assets                                              $   1,481,767        $   2,847,354
                                                          =============        =============

      LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Notes payable                                        $   6,450,000        $        --
     Accounts payable                                           974,889              279,906
     Notes payable to related parties                         1,000,000              453,325
     Accrued payroll and related expenses                       232,278              111,927
     Income taxes payable                                          --                600,000
     Deferred revenue                                              --              3,833,333
     Other current liabilities                                  378,257               20,400
     Obligations under capital leases                           607,843                 --
                                                          -------------        -------------

Total current liabilities                                     9,643,267            5,298,891

Long-term obligations:
     Deferred revenue                                              --              6,333,334
     Subordinated debentures                                 14,488,311                 --
     Restructured debt obligation                                  --             12,679,377

Net capital deficiency:
     Preferred stock                                         32,509,031           32,509,031
     Common stock                                            50,508,593           50,508,593
     Warrants to purchase shares of preferred stock             253,050              253,050
     Capital surplus                                          2,263,708            2,263,708
     Accumulated deficit                                   (107,906,450)        (106,720,887)
                                                          -------------        -------------

                                                            (22,372,068)         (21,186,505)
     Notes receivable from shareholders                        (277,743)            (277,743)
                                                          -------------        -------------

Net capital deficiency                                      (22,649,811)         (21,464,248)
                                                          -------------        -------------

Total liabilities and net capital deficiency              $   1,481,767        $   2,847,354
                                                          =============        =============



     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         --------------------------------
                                                             1995                1996
                                                         ------------        ------------
Revenues - license fees                                  $  1,339,582        $    838,333

Costs and expenses:
     Research and development                               2,760,821                --
     Selling, general, and administrative                     590,168             550,128
                                                         ------------        ------------
Total expenses                                              3,350,989             550,128
                                                         ------------        ------------

Operating income (loss)                                    (2,011,407)            288,205

Interest and other expenses, net                               94,468          (1,497,358)
Minority interest in loss of subsidiary                      (177,030)               --
                                                         ------------        ------------
Income (loss) before income tax expense                    (1,928,845)          1,785,563

Income tax expense                                            136,117             600,000
                                                         ------------        ------------

Net income (loss)                                        $ (2,064,962)       $  1,185,563
                                                         ------------        ------------

Net income (loss) per share                              $      (0.22)       $       0.05
                                                         ============        ============

Weighted average number of shares used in
computing per share amounts (in thousands)                      9,300              24,291
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

NOTE 7 --  SUBORDINATED DEBENTURES:

         On February 22, 1996, the subordinated debentures were modified such that the Company was obligated to pay $2.0 million against the outstanding accrued interest by July 31, 1996. This amount was paid upon the Closing of the Read-Rite Transaction. Furthermore, if certain financial conditions were not met, the debenture holder agreed to forgive the remaining outstanding principal and accrued interest on

September 30, 1996 in return for 5% of any royalties Censtor receives from its present and future licenses through the year 2001. The Company did not meet the financial conditions and consequently, the outstanding interest and principal of $12.7 million was forgiven. The future cash payments related to the increase in the share of royalties are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.

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