Form 10-K/A
period 1996-06-30
CENSTOR CORP /CA/
filed 1996-11-26
CIK 932094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   AMENDMENT #1
                                       TO
                                    FORM 10-K

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

     Registrant's telephone number, including area code: (408)298-8400

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


NAME                    AGE     POSITION
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

(5) Incorporated by reference to exhibits filed with Registrant's Annual report on Form 10-K, as amended, for the year ended June 30, 1995.

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

          Signature                         Capacity in Which Signed                                    Date
          ---------                         ------------------------                                    ----

/s/  Russell M. Krapf                       President, Chief Executive Officer and               September 25, 1996
----------------------------------------    Director (Principal Executive Officer,
Russell M. Krapf                            Principal Financial and Accounting Officer)


/s/  Edwin V.W. Zschau                      Chairman of the Board                                September 25, 1996
----------------------------------------
Edwin V.W. Zschau


/s/ James A. Cole                           Director                                             September 25, 1996
----------------------------------------
James A. Cole


/s/ Garrett A. Garrettson                   Director                                             September 25, 1996
----------------------------------------
Garrett A. Garrettson


/s/ B. Kipling Hagopian                     Director                                             September 25, 1996
----------------------------------------
B. Kipling Hagopian

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

                                          EXHIBIT INDEX
                                         ---------------

Exhibit
Number                            Description
-------                          ------------
10.4  (1) (2)      License Agreement, dated September 23, 1991, between the
                   Company and Maxtor Corporation, as amended.
10.5  (1) (2)      License Agreement, dated February 28, 1991, between the
                   Company and Fujitsu Limited, as amended.
10.6  (1) (2)      Manufacturing License Agreement, dated August 26, 1988,
                   between the Company and Denki Kagaku Kogyo Kabushiki Kaisha, as amended.
10.7  (1) (2)      License Agreement, dated June 1, 1993, between the Company and International Business Machines Incorporated.
10.8  (1)          Denka Promissory Note.
10.9  (3)          License Agreement, dated December 19, 1994, between Hitachi,
                   Ltd. and the Company.
10.10 (5)          License Agreement, dated June 19, 1995, between Contact
                   Recording Technology, Inc. and the Company.
10.11 (2)(5)       License Agreement, dated August 7, 1995, between NEC
                   Corporation and the Company.
10.12 (6)          Agreement for Purchase and Sale of Assets by and between
                   Read-Rite Corporation and the Company.
10.13 (2)          License Agreement, dated August 12,1996, between Western
                   Digital and the Company.
10.14              Assignment of Lease and Consent to Assignment, dated
                   July 2, 1996, between The Sobrato Group, Censtor Corp. and
                   Read-Rite Corp.
10.15              Fifth Amendment to Manufacturing License Agreement, dated
                   February 22, 1996, with Denki Kagaku Kogyo Kabushiki
                   Kaisha.
10.16              Amendment to Terms of Debentures, dated February 22, 1996, with Denki Kagaku Kogyo Kabushiki Kaisha.
10.17              License Agreement, dated July 18, 1996 between Read-Rite
                   Corporation and the Company.
24                 Power of Attorney (see signature page)
27                 Financial Data Schedule

--------------------

(1) Incorporated by reference to exhibits filed with a Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

(2)        Confidential Treatment requested for portions of Exhibit.

(3) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1994.

(4)        Document indicated is a compensatory plan.

(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K, as amended, for the year ended
           June 30, 1995.

(6) Incorporated by reference to exhibit filed with Registrant's Proxy Statement relating to the Registrant's 1996 Annual Meeting of Shareholders.