Form 10-Q
period 1996-12-31
CENSTOR CORP /CA/
filed 1997-02-13
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25012

                                 CENSTOR CORP.
             (Exact name of registrant as specified in its charter)

               California                               94-2775712
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)
       2105 Hamilton Ave., #270
         San Jose, California                             95125

(address of principal executive offices)                (zip code)

      Registrant's telephone number, including area code:  (408) 298-8400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No   X
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                     OUTSTANDING AT DECEMBER 31, 1996
   Common Stock - no par value                     9,303,344

                                 CENSTOR CORP.

                                     INDEX

                                                                                                      Page No.
                                                                                                      ---------
                   PART I.  FINANCIAL INFORMATION

Item 1             Financial Statements:

                       Condensed Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1996 (unaudited)                                    3

                       Condensed Consolidated Statements of Operations (unaudited)
                       three and six months ended December 31, 1995 and 1996                              4

                       Condensed Consolidated Statements of Cash Flows (unaudited)
                       six months ended December 31, 1995 and 1996                                        5

                       Notes to Condensed Consolidated Financial Statements (unaudited)                   6

Item 2             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                    9


                   PART II.  OTHER INFORMATION


Item 6             Exhibits and Reports on Form 8-K                                                      13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CENSTOR CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,      DECEMBER 31,
                   ASSETS                                                          1996            1996
                                                                              -------------   -------------
                                                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                     $199,998         $94,713
     Receivables                                                                     14,336       2,251,232
     Prepaid expenses and other current assets                                      111,135          35,046
     Property and equipment held for sale                                           911,055              --
                                                                              -------------   -------------
Total current assets                                                              1,236,524       2,380,991
Property and equipment, net                                                          11,823           9,045
Restricted cash                                                                      94,450              --
Deposits and other assets                                                           138,970           4,250
                                                                              -------------   -------------
Total assets                                                                     $1,481,767      $2,394,286
                                                                              =============   =============
          LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
     Notes payable                                                               $6,450,000       $      --
     Accounts payable                                                               974,889         298,383
     Notes payable to related parties                                             1,000,000         453,325
     Accrued payroll and related expenses                                           232,278         113,317
     Deferred revenue                                                                    --       3,083,333
     Other current liabilities                                                      378,257          72,680
     Obligations under capital leases                                               607,843              --
                                                                              -------------   -------------
Total current liabilities                                                         9,643,267       4,021,038
Long-term obligations:
     Deferred revenue                                                                    --       6,000,001
     Subordinated debentures                                                     14,488,311              --
     Restructured debt obligation                                                        --      12,679,377
Net capital deficiency:
     Preferred stock                                                             32,509,031      32,509,031
     Common stock                                                                50,508,593      50,508,593
     Warrants to purchase shares of preferred stock                                 253,050         253,050
     Capital surplus                                                              2,263,708       2,263,708
     Accumulated deficit                                                       (107,906,450)   (105,562,769)
                                                                              -------------   -------------
                                                                                (22,372,068)    (20,028,387)
     Notes receivable from shareholders                                            (277,743)       (277,743)
                                                                              -------------   -------------
Net capital deficiency                                                          (22,649,811)    (20,306,130)
                                                                              -------------   -------------
Total liabilities and net capital deficiency                                     $1,481,767      $2,394,286
                                                                              =============   =============

     See accompanying notes to condensed consolidated financial statements.

                                 CENSTOR CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                             ----------------------------      ----------------------------
                                                 1995             1996             1995             1996
                                             -----------       ----------      -----------      -----------
Revenues - license fees                       $1,127,190       $1,083,333       $2,466,772       $1,921,666

Costs and expenses:
     Research and development                  3,100,041               --        5,860,862               --
     Selling, general, and administrative        506,941          467,114        1,097,109        1,017,242
                                             -----------       ----------      -----------      -----------
Total expenses                                 3,606,982          467,114        6,957,971        1,017,242
                                             -----------       ----------      -----------      -----------

Operating income (loss)                       (2,479,792)         616,219       (4,491,199)         904,424

Interest and other expenses, net                 271,267            8,101          365,735       (1,489,257)
Minority interest in loss of subsidiary          (17,612)              --         (194,642)              --
                                             -----------       ----------      -----------      -----------
Income (loss) before income taxes             (2,733,447)         608,118       (4,662,292)       2,393,681

Income tax expense (benefit)                     110,000         (550,000)         246,117           50,000
                                             -----------       ----------      -----------      -----------
Net income (loss)                            ($2,843,447)      $1,158,118      ($4,908,409)      $2,343,681
                                             ===========       ==========      ===========      ===========

Net income (loss) per share                       ($0.31)           $0.05           ($0.53)           $0.10
                                             ===========       ==========      ===========      ===========

Weighted average number of shares used in
computing per share amounts (in thousands)         9,301           24,291            9,301           24,291
                                             ===========       ==========      ===========      ===========






     See accompanying notes to condensed consolidated financial statements.

                                 CENSTOR CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                   1995             1996
                                                                               -----------      -----------
Operating activities:
Net income (loss)                                                              ($4,908,409)      $2,343,681
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization                                                 729,955           15,266
     Gain on sale of fixed assets                                                 (169,314)             --
     Gain on transfer of research and development operation                            --        (1,596,706)
     Interest on subordinated debentures                                           405,329          191,066
     Loss applicable to minority interest                                         (194,642)             --
     Changes in assets and liabilities:
          Receivables                                                              (12,013)      (2,236,896)
          Prepaid expenses and other current assets                                 91,217           76,089
          Accounts payable                                                         273,917         (676,506)
          Accrued payroll and related expenses                                    (291,957)        (118,961)
          Deferred revenue                                                      (1,329,166)       6,083,334
          Other current liabilities                                                256,569         (305,577)
                                                                               -----------      -----------
                                                                                  (240,105)       1,431,109
                                                                               -----------      -----------
Net cash provided by (used in) operating activities                             (5,148,514)       3,774,790

Investing activities:
Additions to property and equipment                                               (136,758)             --
Deposits and other assets                                                               --          122,220
Proceeds from sale of fixed assets and transfer of assembled workforce             550,050        1,025,000
                                                                               -----------      -----------
Net cash provided by investing activities                                          413,292        1,147,220
                                                                               -----------      -----------

Financing activities:
Proceeds from issuance of short-term debt                                        4,000,000          350,000
Principal payments of short- and long-term debt                                        --        (5,447,920)
Principal payments under capital leases                                           (737,706)         (23,825)
Release of certificate of deposit in connection with leases                            --            94,450
Sale of preferred stock of subsidiary                                              540,000              --
Sale of common stock                                                                   100              --
                                                                               -----------      -----------
Net cash provided by (used in) financing activities                              3,802,394       (5,027,295)
                                                                               -----------      -----------
Net decrease in cash and cash equivalents                                         (932,828)        (105,285)
Cash and cash equivalents at beginning of period                                 1,368,891          199,998
                                                                               -----------      -----------

Cash and cash equivalents at end of period                                        $436,063          $94,713
                                                                               ===========      ===========
Supplemental disclosure of noncash financing activities:
Equipment purchased under capital leases                                           $24,851          $   --
Conversion of note payable to license                                                  --        $3,000,000
Assignment of leases in connection with sale of assets                                 --          $584,018

     See accompanying notes to condensed consolidated financial statements.

                                 CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               DECEMBER 31, 1996

NOTE 1 -- BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1997. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (as amended).

NOTE 2 -- NET INCOME (LOSS) PER SHARE:

         Net income per share is computed based upon the weighted average number of shares outstanding of the Company's common stock and convertible preferred stock on an if-converted basis, and dilutive common stock equivalents from the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents from stock options and warrants are excluded from the computation if their effect is antidilutive. The Company's common stock equivalent shares were antidilutive for the three and six month periods ended December 31, 1996 and accordingly, were not included in the weighted average number of shares.

         Net loss per share is computed based on the weighted average number of shares of the Company's common stock. The Company's common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive for the three and six month periods ended December 31, 1995 and, accordingly, were not included in the weighted average number of shares.

NOTE 3 -- INCOME TAXES:

         The Company has recorded a benefit income tax provision of $550,000 for the quarter ended December 31, 1996. The benefit provision for the quarter ended December 31, 1996 reflects a revision to the Company's estimate of its potential alternative minimum tax liability on earnings for the six months ended December 31, 1996. In the three and six months ended December 31, 1995, the Company recorded a tax provision of $110,000 and $246,000, respectively, relating to the 10% Japanese withholding tax on the sale of licenses.

NOTE 4 -- THE READ-RITE TRANSACTION:

         On March 29, 1996, the Company entered into an agreement (the "Agreement") with Read-Rite Corporation ("Read-Rite"), a large manufacturer of components for disk drives, that provided for the transfer to Read-Rite of the Company's research and development operations, including the hiring of 84 of its employees, and the sale of certain of the Company's physical assets and rights and obligations under contracts related thereto (the "Read-Rite Transaction"). The Agreement was approved by Censtor's shareholders on July 11, 1996 and the Read-Rite Transaction closed on July 18, 1996 (the "Closing").

         Additionally, on the Closing of the Read-Rite Transaction, the Company granted a non-exclusive irrevocable world-wide license to Read-Rite covering the Company's intellectual property, including the Company's rights in patents, technology and software.

         Gross proceeds to the Company in connection with the Read-Rite Transaction are approximately $9.0 million subject to certain adjustments under the agreement, $6.5 million of which was received on the Closing, $250,000 of which was received in November 1996, and another $250,000 of which was received in January 1997, with the balance receivable in installments from March through April 18, 1997, subject to certain conditions. The gross proceeds were reduced by approximately $1.9 million, related to partial repayment of the outstanding balance on certain notes payable to Read-Rite. The remaining balance on the notes payable of approximately $900,000 was forgiven (see Note 6).

         Of the total proceeds, $8.0 million was in consideration for the grant of the license and $1.0 million for the sale of assets and transfer of the assembled workforce. The Company recognized a gain of approximately $700,000 in connection with the sale of assets and the transfer of the assembled workforce.

         Of the net proceeds from the Read-Rite Transaction, the Company used approximately $3.6 million to pay down obligations that were due as of the Closing, including a $2.0 million payment to partially repay outstanding accrued interest on certain subordinated debentures (see Note 7), $1.0 million to repay the Company's line of credit, and $598,000, including accrued interest, to partially repay certain convertible promissory notes (see Note 6) from investors. The remainder of the proceeds will be used for general working capital purposes with respect to the Company's ongoing licensing operations.

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

         The Company believes that all of the license fee payable by Read-Rite may not be realized due to amounts that will have to be paid out of an escrow fund or amounts that will have to be paid prior to the establishment of such escrow. Accordingly, the Company is recognizing $4.0 million of such license fee ratably over the first three years following the Closing of the Read-Rite Transaction, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of the Company's license agreement with Read-Rite. Subsequently, amounts will be recognized as the escrow fund described above is reduced.

NOTE 5 -- LICENSE ARRANGEMENTS:

         In August 1996, a promissory note issued to a potential licensee by a subsidiary of the Company was assigned to Censtor and converted to a world-wide, non-exclusive license.

NOTE 6 -- BRIDGE LOANS:

         In January 1996, several of the existing investors of Censtor loaned the Company $1.0 million in exchange for promissory notes convertible into shares of the next security issued by the Company. The Company repaid approximately $598,000, including accrued interest of $51,000 out of the proceeds from the Closing of the Read-Rite Transaction, and the due date of the balance of such notes was extended until nine months after the Closing.

         Between February and July 1996, the Company obtained bridge loans totalling $2.8 million from Read-Rite as part of negotiations in connection with the Read-Rite Transaction. These bridge loans were used to pay the operating expenses of the Company until the Closing. Accordingly, on the Closing, the Company received a net amount of $4.6 million from Read-Rite out of the $6.5 million first installment payable by Read-Rite in connection with the Read-Rite Transaction.

NOTE 7 -- SUBORDINATED DEBENTURES:

         On February 22, 1996, certain subordinated debentures issued by the Company were modified such that the Company was obligated to pay $2.0 million against the outstanding accrued interest on such debentures by July 31, 1996. This amount was paid upon the Closing of the Read-Rite Transaction. Furthermore, the debenture holder agreed, if certain financial conditions were not met, to forgive the remaining outstanding principal and accrued interest on September 30, 1996 in return for 5% of any royalties Censtor receives from its present and future licenses through the year 2001. The Company did not meet the financial conditions and consequently, the outstanding interest and principal of $12.7 million was forgiven. The future cash payments related to the royalty payments now owed to such former debenture holder are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.


NOTE 8 -- STOCK OPTION REPRICING:

         On October 3, 1996, the Company adjusted the exercise price of certain stock options granted to employees and consultants of the Company to purchase an aggregate of 1,473,408 shares of the Company's common stock to $0.046 per share, the fair market value on such date as determined by the Company's Board of Directors and an independent consultant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following contains projections or other forward-looking statements regarding future events or the future financial performance of Censtor Corp. ("Censtor" of the "Company"), including statements related to Censtor's 1997 operating plans, receipt of payments from Read-Rite Corporation ("Read-Rite"), sale of licenses by the Company and future Censtor operating expenses and cash flows. Actual events or results may differ materially as a result of risks and uncertainties, including those set forth in documents the Company files from time to time with the Securities and Exchange Commission, including the Company's last filed Form 10-K and Form 10-Q, each as amended.

           In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and as of December 31, 1996 Censtor had an accumulated deficit of $105.6 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

         On March 29, 1996, the Company entered into an agreement with Read-Rite Corporation, a large manufacturer of components for disk drives, that provided for the transfer to Read-Rite of the Company's research and development operations, including the hiring of 84 of its employees, and the sale to Read-Rite of certain of the Company's physical assets and rights and obligations under contracts related thereto (the "Read-Rite Transaction"). The agreement was approved by Censtor's shareholders on July 11, 1996 and the Read-Rite Transaction closed on July 18, 1996 (the "Closing").

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

        During the six months ended December 31, 1996, the Company used net cash from financing activities of $5.0 million, primarily to repay $5.4 million of debt. In comparison, in the six months ended December 31, 1995, Censtor generated net cash from financing activities of $3.8 million, primarily through the receipt of $4.0 million on two notes payable and the sale of stock in a subsidiary of the Company for $540,000, offset by payments on capital leases. During the six months ended December 31, 1996, the Company generated cash in its operations of $3.8 million primarily from the receipt of $5.8 million of the license fee from Read-Rite, a significant portion of which was recorded as deferred revenue, offset by operating expenses and changes in operating net assets. The Company used cash of $5.1 million in operations in the six months ended December 31, 1995. The Company generated cash from investing activities of $1.1 million for the six months ended December 31, 1996 primarily from the Read-Rite Transaction and generated $413,000 for the six months ended December 31, 1995 primarily from the sale of fixed assets.

         As of December 31, 1996, the Company had negative working capital of approximately $1.6 million. The Company expects to maintain its current expense rate at approximately its current level for the forseeable future as, in the Read-Rite Transaction, Read-Rite acquired the majority of Censtor's tangible assets and related lease liabilities and hired all but five of Censtor's employees effective February 5, 1996, reducing Censtor's quarterly spending to its current level.

         On February 22, 1996, certain subordinated debentures issued by the Company were modified such that the Company was obligated to pay $2.0 million against the outstanding accrued interest on such debentures by July 31, 1996. This amount was paid upon the Closing of the Read-Rite Transaction. Furthermore, the debenture holder agreed, if certain financial conditions were not met, to forgive the remaining outstanding principal and accrued interest on such debentures on September 30, 1996 in return for 5% of any royalties Censtor receives from its present and future licenses through the year 2001. The Company did not meet the financial conditions and consequently the outstanding interest and principal of $12.7 million was forgiven. The future cash payments related to royalty payments now owed to such former debenture holder are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.

         The Company's ability to fund its cash requirements through fiscal 1997 depends largely upon its success in collecting the remaining $2.0 million to be paid by Read-Rite in connection with the Read-Rite Transaction. The payment of this amount is subject to certain conditions, and is subject to reduction for any claims by Read-Rite for damages in the event the Company breaches or has breached the Asset Sale Agreement or License Agreement entered into by the Company in connection with the Read-Rite Transaction, although the Company is not currently aware of any such claims at the present time. The Company also continues to seek new licensees, but there can be no assurance that the Company can enter into a new license agreement in fiscal 1997 or at any subsequent time and any such failure would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's commitments for cash payments in fiscal year 1997 are primarily for operating expenses, which are expected to decrease, in the aggregate, as compared to operating expenses incurred during fiscal 1996, due to the Company's reduction in size and scope of operations in connection with the Read-Rite Transaction. If the Company is successful in collecting a significant portion of the remaining fee due from Read-Rite, which it anticipates doing, it believes that it will be able to finance its operations through the first quarter of fiscal 1998. There can be no assurance, however, that the Company will be successful in this endeavor or that the amount actually collected will be adequate to fund the Company's operations.


RESULTS OF OPERATIONS

         Revenues

         The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. License fees are generally recognized over the estimated period in which the Company expects to provide support in connection with the license. All deferred revenue pertaining to existing licenses sold to disk drive manufacturers was recognized as revenue in fiscal 1996 since the Company can no longer provide technical support to its licensees as a result of the Read-Rite Transaction.

        Accordingly, revenues for both the quarter and the six months ended December 31, 1996, $1.1 million and $1.9 million respectively, relate to the recognition of deferred revenues associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997. The Company is recognizing $4.0 million of the Read-Rite license fee ratably over the first three years following the Closing of the Read-Rite Transaction, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of its license agreement with Read-Rite. Subsequently, the remaining $4.0 million will be recognized over three years in line with the reduction of the amount the Company may deposit in an escrow account to terminate a security interest granted in connection with the Read-Rite Transaction. The Company is recognizing the WD license fee over 12 months as the Company is contractually obligated to maintain, until July 31, 1997, a patent prosecution effort sufficient to maximize the value of Censtor's patent portfolio. The $1.1 million and $2.5 million in recognized revenue for the quarter and six months ended December 31, 1995 respectively, were derived primarily from a license agreement with Hitachi, Ltd. which was entered into in December 1994 and a license with NEC Corporation that was entered into in August 1995.

         Research and Development

         The Company incurred no research and development expenditures for the quarter or six months ended December 31, 1996, due to Read-Rite's hiring of all the Company's engineering personnel on February 5, 1996 and subsequent acquisition of the Company's research and development operations. In the future, as a result of the Read-Rite Transaction, the Company expects no material research and development expense. Research and development expense for the three and six months periods ending December 31, 1995 were $3.1 million and $5.9 million respectively.

         Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased from $507,000 for the quarter and $1.1 million for the six months ended December 31, 1995 to $467,000 in the quarter and $1.0 million in the six months ended December 31, 1996. This decrease was largely the result of lower headcount and reduced expenses associated with Company's smaller scope of operations following the Read-Rite Transaction.

         Interest and Other Expenses, Net

         Interest and other expense, net for the quarter ended December 31, 1996 was $8,000 as compared to $271,000 for the quarter ended December 31, 1995. This decrease was caused by the Company's substantial reduction of indebtedness in connection with and following the Read-Rite Transaction. Interest and other expense, net, for the six months ended December 31, 1996 includes a gain of $1.6 million relating to the Read-Rite Transaction, of which $899,000 relates to the forgiveness of certain promissory notes and $698,000 relates to the gain on sale of fixed assets and the transfer of the Company's workforce, and the recognition of a deferred gain of $250,000 related to the sale of fixed assets not connected with the Read-Rite Transaction. Interest and other expenses net for the quarter ended December 31, 1995 was $271,000. Interest and other expense net for the six months ended December 31, 1995 was $366,000 and includes a gain of $170,000 on the sale of fixed assets.

         Income Taxes

        The Company has recorded a benefit income tax provision of $550,000 for the quarter ended December 31, 1996, resulting in an income tax provision of $50,000 for the six months ended December 31, 1996. The benefit provision for the quarter ended December 31, 1996 reflects a revision to the Company's estimate of its potential alternative minimum tax liability on earnings for the six months ended December 31, 1996. In the quarter and six months ended December 31, 1995, the Company recorded a tax provision of $110,000 and $246,000, respectively, relating to the 10% Japanese withholding tax on the sale of certain licenses in December 1994 and August 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                      EXHIBIT 27.1 Financial Data Schedule

         (b)     Reports on Form 8-K.

                 No report on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CENSTOR CORP.
                                        Registrant



                                        BY:  /s/ RUSSELL M. KRAPF
                                             ---------------------------------
                                             Russell M. Krapf
                                             President
                                             Chief Executive Officer



Dated:   February 13, 1997

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CENSTOR CORP.
                                        Registrant



                                        BY:  /s/ RUSSELL M. KRAPF
                                             ---------------------------------
                                             Russell M. Krapf
                                             President
                                             Chief Executive Officer



Dated:  February 13, 1997