Form 10-Q
period 1997-03-31
CENSTOR CORP /CA/
filed 1997-05-09
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934

For the fiscal quarter ended: March 31, 1997 or

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25012

                                  CENSTOR CORP.
                      (Exact name of registrant as specified in its charter)

               California                                    94-2775712
            ---------------                                --------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

        2105 Hamilton Ave., #270
          San Jose, California                                  95125
-----------------------------------------                     -----------
(address of principal executive offices)                       (zip code)

       Registrant's telephone number, including area code: (408) 298-8400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                OUTSTANDING AT MARCH 31, 1997
  Common Stock - no par value                               9,303,344

                                  CENSTOR CORP.

                                      INDEX

                                                                                       Page No.
                                                                                       --------
                 PART I.  FINANCIAL INFORMATION

Item 1           Financial Statements:

                    Condensed Consolidated Balance Sheets
                    June 30, 1996 and March 31, 1997 (unaudited)                          3

                    Condensed Consolidated Statements of Operations (unaudited)
                    three and nine months ended March 31, 1996 and 1997                   4

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                    nine months ended March 31, 1996 and 1997                             5

                    Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      9


                 PART II.  OTHER INFORMATION


Item 6           Exhibits and Reports on Form 8-K                                        12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,            MARCH 31,
                ASSETS                                        1996                1997
                                                         -------------       -------------
                                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                           $     199,998       $     138,085
     Receivables                                                14,336           1,751,843
     Prepaid expenses and other current assets                 111,135              38,221
     Property and equipment held for sale                      911,055                  --
                                                         -------------       -------------

Total current assets                                         1,236,524           1,928,149

Property and equipment, net                                     11,823               7,656

Restricted cash                                                 94,450                  --

Deposits and other assets                                      138,970               4,250
                                                         -------------       -------------

Total assets                                             $   1,481,767       $   1,940,055
                                                         =============       =============


     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Notes payable                                       $   6,450,000       $          --
     Accounts payable                                          974,889             315,169
     Notes payable to related parties                        1,000,000             453,325
     Accrued payroll and related expenses                      232,278              88,026
     Deferred revenue                                               --           2,333,333
     Other current liabilities                                 378,257             110,580
     Obligations under capital leases                          607,843                  --
                                                         -------------       -------------
Total current liabilities                                    9,643,267           3,300,433

Long-term obligations:
     Deferred revenue                                               --           5,666,668
     Subordinated debentures                                14,488,311                  --
     Restructured debt obligation                                   --          12,679,377

Net capital deficiency:
     Preferred stock                                        32,509,031          32,509,031
     Common stock                                           50,508,593          50,508,593
     Warrants to purchase shares of preferred stock            253,050             253,050
     Capital surplus                                         2,263,708           2,263,708
     Accumulated deficit                                  (107,906,450)       (104,963,062)
                                                         -------------       -------------

                                                           (22,372,068)        (19,428,680)
     Notes receivable from shareholders                       (277,743)           (277,743)
                                                         -------------       -------------

Net capital deficiency                                     (22,649,811)        (19,706,423)
                                                         -------------       -------------

Total liabilities and net capital deficiency             $   1,481,767       $   1,940,055
                                                         =============       =============






     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         MARCH 31,                          MARCH 31,
                                               ----------------------------      -----------------------------
                                                   1996             1997             1996               1997
                                               -----------       ----------      -----------       -----------
Revenues - license fees                        $   735,934       $1,083,333      $ 3,202,706       $ 3,004,999

Costs and expenses:
     Research and development                    1,538,233               --        7,399,095                --
     Selling, general, and administrative          657,746          453,864        1,754,855         1,471,106

                                               -----------       ----------      -----------       -----------
Total expenses                                   2,195,979          453,864        9,153,950         1,471,106
                                               -----------       ----------      -----------       -----------

Operating income (loss)                         (1,460,045)         629,469       (5,951,244)        1,533,893

Interest and other expenses, net                   327,966           11,429          693,701        (1,477,828)
Minority interest in loss of subsidiary                 --               --         (194,642)               --

                                               -----------       ----------      -----------       -----------
Income (loss) before income taxes               (1,788,011)         618,040       (6,450,303)        3,011,721

Income tax expense                                  73,333           18,333          319,450            68,333
                                               -----------       ----------      -----------       -----------

Net income (loss)                              ($1,861,344)      $  599,707      ($6,769,753)      $ 2,943,388
                                               ===========       ==========      ===========       ===========

Net income (loss) per share                         ($0.20)           $0.02           ($0.73)            $0.12
                                               ===========       ==========      ===========       ===========

Weighted average number of shares
used in computing per share amounts
(in thousands)                                       9,302           24,291            9,301            24,291
                                               ===========       ==========      ===========       ===========





     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                     1996              1997
                                                                 -----------       -----------
Operating activities:
Net income (loss)                                                ($6,769,753)      $ 2,943,388
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
     Depreciation and amortization                                 1,093,030            16,655
     Gain on sale of fixed assets                                   (145,908)               --
     Gain on transfer of research and development operation               --        (1,596,706)
     Interest on subordinated debentures                             611,092           191,066
     Loss applicable to minority interest                           (194,642)               --
     Changes in assets and liabilities:
          Receivables                                                 18,499        (1,737,507)
          Prepaid expenses and other current assets                  205,190            72,914
          Accounts payable                                           302,446          (659,720)
          Accrued payroll and related expenses                      (343,001)         (144,252)
          Deferred revenue                                        (2,062,498)        5,000,001
          Other current liabilities                                  232,707          (267,677)
                                                                 -----------       -----------
                                                                    (283,086)          874,774
                                                                 -----------       -----------
Net cash provided by (used in) operating activities               (7,052,838)        3,818,162


Investing activities:
Additions to property and equipment                                 (191,668)               --
Deposits and other assets                                                 --           122,220
Proceeds from sale of fixed assets and transfer of
  assembled workforce                                                550,050         1,025,000
                                                                 -----------       -----------
Net cash provided by investing activities                            358,382         1,147,220
                                                                 -----------       -----------

Financing activities:
Proceeds from issuance of short-term debt                          5,900,000           350,000
Principal payments of short- and                                          --        (5,447,920)
long-term debt
Principal payments under capital leases                           (1,064,232)          (23,825)
Release of certificate of deposit in connection                           --            94,450
with leases
Sale of preferred stock of subsidiary                                540,000                --
Sale of common stock                                                     500                --
                                                                 -----------       -----------
Net cash provided by (used in) financing activities                5,376,268        (5,027,295)
                                                                 -----------       -----------
Net decrease in cash and cash equivalents                         (1,318,188)          (61,913)
Cash and cash equivalents at beginning of period                   1,368,891           199,998
                                                                 -----------       -----------

Cash and cash equivalents at end of period                       $    50,703       $   138,085
                                                                 ===========       ===========

Supplemental disclosure of noncash financing activities:
Equipment purchased under capital leases                         $    24,851       $        --
Conversion of note payable to license                                     --       $ 3,000,000
Assignment of leases in connection with sale of assets                    --       $   584,018





     See accompanying notes to condensed consolidated financial statements.

                                 CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1997

NOTE 1 -- BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1997. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (as amended).

NOTE 2 -- NET INCOME (LOSS) PER SHARE:

        Net income per share is computed based upon the weighted average number of shares outstanding of the Company's common stock and convertible preferred stock on an if-converted basis, and dilutive common stock equivalents from the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents from stock options and warrants are excluded from the computation if their effect is antidilutive. The Company's common stock equivalent shares were antidilutive for the three and nine month periods ended March 31, 1997 and accordingly, were not included in the weighted average number of shares.

        Net loss per share is computed based on the weighted average number of shares of the Company's common stock. The Company's common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive for the three and nine month periods ended March 31, 1996 and, accordingly, were not included in the weighted average number of shares.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements for calculating primary income per share, the dilutive effect of convertible preferred stock will be excluded. The impact is expected to result in an increase in primary income per share for the three and nine month periods ended March 31, 1997 of $0.04 and $0.20 per share, respectively. The Company's common stock equivalent shares for the three and nine months ended March 31, 1996 were antidilutive and accordingly, there is expected to be no impact on primary income per share. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

NOTE 3 -- INCOME TAXES:

        The Company has recorded an income tax expense of $18,000 for the quarter ended March 31, 1997, resulting in a total income tax provision of $68,000 for the nine months ended March 31, 1997 for certain alternative minimum taxes which may be due. In the three and nine months ended March 31, 1996, the Company recorded tax provisions of $73,000 and $319,000, respectively, relating to the 10% Japanese withholding tax on the sale of licenses.

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

        Gross proceeds to the Company in connection with the Read-Rite Transaction are approximately $9.0 million subject to certain adjustments under the agreement, $6.5 million of which was received on the Closing, $250,000 of which was received in November 1996, $250,000 of which was received in January 1997, $250,000 of which was received in March 1997, and the balance of $1.8 million received on April 17, 1997. The gross proceeds were reduced by approximately $1.9 million, related to partial repayment of the outstanding balance on certain notes payable to Read-Rite. The remaining balance on the notes payable of approximately $900,000 was forgiven (see Note 6).

        Of the total proceeds, $8.0 million was in consideration for the grant of the license and $1.0 million for the sale of assets and transfer of the assembled workforce. The Company recognized a gain of approximately $700,000 in connection with the sale of assets and the transfer of the assembled workforce.

        Of the net proceeds received at the Closing of the Read-Rite Transaction, the Company used approximately $3.6 million to pay down obligations that were due as of the Closing, including a $2.0 million payment to partially repay outstanding accrued interest on certain subordinated debentures (see Note
7), $1.0 million to repay the Company's line of credit, and $598,000, including accrued interest, to partially repay certain convertible promissory notes (see
Note 6) from investors. The remainder of the proceeds will be used for general working capital purposes with respect to the Company's ongoing licensing operations.

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

NOTE 6 -- BRIDGE LOANS:

        In January 1996, several of the existing investors of Censtor loaned the Company $1.0 million in exchange for promissory notes convertible into shares of the next security issued by the Company. The Company repaid approximately $598,000, including accrued interest of $51,000 out of the proceeds from the Closing of the Read-Rite

Transaction, and the due date of the balance of such notes was extended until nine months after the Closing. The Company repaid the remaining principal of $453,000 and accrued interest of $37,000 on April 18, 1997.

        Between February and July 1996, the Company obtained bridge loans totaling $2.8 million from Read-Rite as part of negotiations in connection with the Read-Rite Transaction. These bridge loans were used to pay the operating expenses of the Company until the Closing. Accordingly, on the Closing, the Company received a net amount of $4.6 million from Read-Rite out of the $6.5 million first installment payable by Read-Rite in connection with the Read-Rite Transaction.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following contains projections or other forward-looking statements regarding future events or the future financial performance of Censtor Corp. ("Censtor" or the "Company"), including statements related to Censtor's 1997 operating plans, sale of licenses by the Company and future Censtor operating expenses and cash flows. Actual events or results may differ materially as a result of risks and uncertainties, including those set forth in documents the Company files from time to time with the Securities and Exchange Commission, including the Company's last filed Form 10-K and Form 10-Q, each as amended.

          In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

        The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and as of March 31, 1997 Censtor had an accumulated deficit of $105.0 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

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

        Censtor's operating plans for calendar year 1997 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations with existing cash resources including $1.8 million received from Read-Rite subsequent to the end of the quarter in connection with the Read-Rite Transaction and possibly through sales of additional licenses. The Company will not be able to sustain its operations beyond calendar year 1997 without the sale of such additional licenses or other cash-generating activity.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements.

        During the nine months ended March 31, 1997, the Company used net cash from financing activities of $5.0 million, primarily to repay $5.4 million of debt. In comparison, in the nine months ended March 31, 1996, Censtor generated net cash from financing activities of $5.4 million, primarily through the receipt of $5.9 million on various notes payable and the sale of stock in a subsidiary of the Company for $540,000, offset by payments of $1.1 million on capital leases. During the nine months ended March 31, 1997, the Company generated cash in its operations of $3.8 million primarily from the receipt of $5.8 million of the license fee from Read-Rite, a significant portion of which was recorded as deferred revenue, offset by operating expenses and changes in operating net assets. The Company used cash of $7.1 million in operations in the nine months ended March 31, 1996. The Company generated cash from investing activities of $1.1 million for the nine months ended March 31, 1997 primarily from the Read-Rite Transaction and generated $358,000 for the nine months ended March 31, 1996 primarily from the sale of fixed assets.

        As of March 31, 1997, the Company had negative working capital of approximately $1.4 million. The Company expects to maintain its expense rate at approximately its current level for the foreseeable future as, in the Read-Rite Transaction, Read-Rite acquired the majority of Censtor's tangible assets and related lease liabilities and hired all but five of Censtor's employees effective February 5, 1996, reducing Censtor's quarterly spending to its current level.

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

        The Company's ability to fund its cash requirements beyond calendar year 1997 depends largely upon its ability to obtain new licensees, but there can be no assurance that the Company can enter into a new license agreement in calendar year 1997 or at any subsequent time. Any such failure would have a material adverse effect on the Company's business, financial condition and results of operations and would likely result in the Company's cash reserves being inadequate to fund the Company's operations.

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

        Accordingly, revenues for both the quarter and the nine months ended March 31, 1997, $1.1 million and $3.0 million, respectively, relate to the recognition of deferred revenues associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997. The Company is recognizing $4.0 million of the Read-Rite license fee ratably over the first three years following the Closing of the Read-Rite Transaction, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of its license agreement with Read-Rite. Subsequently, the remaining $4.0 million will be recognized over three years in line with the reduction of the amount the Company may deposit in an escrow account to terminate a security interest granted in connection with the Read-Rite Transaction. The Company is recognizing the WD license fee over 12 months as the Company is contractually obligated to maintain, until July 31, 1997, a patent prosecution effort sufficient to maximize the value of Censtor's patent portfolio. The $736,000 and $3.2 million in recognized revenue for the quarter and nine months ended March 31, 1996 respectively, were derived primarily from a license agreement with Hitachi, Ltd. which was entered into in December 1994 and a license with NEC Corporation that was entered into in August 1995.

        Research and Development

        The Company incurred no research and development expenditures for the quarter or nine months ended March 31, 1997, due to Read-Rite's hiring of all the Company's engineering personnel on February 5, 1996 and subsequent acquisition of the Company's research and development operations. In the future, as a result of the Read-Rite Transaction, the Company expects no material research and development expense. Research and development expense for the three and nine months periods ending March 31, 1996 were $1.5 million and $7.4 million respectively.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased from $658,000 for the quarter and $1.8 million for the nine months ended March 31, 1996 to $429,000 in the quarter and $1.5 million in the nine months ended March 31, 1997. This decrease was largely the result of lower headcount and reduced expenses associated with Company's smaller scope of operations following the Read-Rite Transaction.

        Interest and Other Expenses, Net

        Interest and other expense, net for the quarter ended March 31, 1997 was $11,000 as compared to $328,000 for the quarter ended March 31, 1996. This decrease was caused by the Company's substantial reduction of indebtedness in connection with and following the Read-Rite Transaction. Interest and other expense, net, for the nine months ended March 31, 1997 includes a gain of $1.6 million relating to the Read-Rite Transaction, of which $899,000 relates to the forgiveness of certain promissory notes and $698,000 relates to the gain on sale of fixed assets and the transfer of the Company's workforce, and the recognition of a deferred gain of $250,000 related to the sale of fixed assets not connected with the Read-Rite Transaction. Interest and other expense net for the nine months ended March 31, 1996 was $694,000, which includes a gain on the sale of equipment of $146,000, and interest expense associated with the Company's capital equipment leases and subordinated debentures.

        Income Taxes

        The Company has recorded an income tax expense of $18,000 for the quarter ended March 31, 1997, resulting in a total income tax provision of $68,000 for the nine months ended March 31, 1997, for certain alternative minimum taxes which may be due. In the quarter and nine months ended March 31, 1996, the Company recorded tax provisions of $73,000 and $319,000, respectively, relating to the 10% Japanese withholding tax on the sale of certain licenses in December 1994 and August 1995.

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               EXHIBIT 27.1 Financial Data Schedule

        (b)    Reports on Form 8-K.

               No report on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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


                                  CENSTOR CORP.
                                  Registrant



                                  BY:    /s/ Russell M. Krapf
                                      ----------------------------------
                                         Russell M. Krapf
                                         President
                                         Chief Executive Officer





Dated:   May 8, 1997

                               INDEX OF EXHIBITS

NUMBER          DESCRIPTION
------          -----------
  27.1          Financial Data Schedule