Form 10-K
period 1997-06-30
CENSTOR CORP /CA/
filed 1997-09-29
CIK 932094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: June 30, 1997

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

                         Commission File Number 0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)


               California                                      94-2775712
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

540 N. Santa Cruz Ave., #277, Los Gatos                            95030
(address of principal executive offices)                         (zip code)


     Registrant's telephone number, including area code: (408 ) 298 - 8400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Series B Convertible Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 15, 1997 was $20,919,839. This valuation is based on the fair market value of the Registrant's stock as determined by the Registrant's Board of Directors at the time of issuance of such stock and may not reflect current fair market value.

         At September 15, 1997 registrant had outstanding 8,523,751 shares of Common Stock.

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

         The Company's present business model calls for the Company to license contact, pseudo-contact and suspension recording technologies to disk drive manufacturers. Currently, Censtor has sold licenses to nine disk drive and disk drive component manufacturers (IBM, Fujitsu, Hitachi, Maxtor, NEC, Western Digital, Denka, Read-Rite and TDK) who bought the licenses based upon their expectations that the Company's technologies may be used in the future or because they recognized they were utilizing Censtor's technology.

         BUSINESS STRATEGY

         Censtor's strategy is to perfect its patent protection and proprietary rights to the disk drive technology developed by it over the last 16 years, and to exploit that technology through licensing or other strategic transactions with disk drive manufacturers and other related companies. The Company has been unsuccessful in its efforts to sell licenses to the Company's technology to some prospective licensees who, in management's opinion, are infringing the Company's patents. Accordingly, management and the Board of Directors have concluded that the Company would benefit from leadership with extensive experience in patent enforcement. Management has sought, and found, such capability in, and has entered into a relationship with, Mr. Gary Summers of Teklicon, Inc. ("Teklicon") and Mr. Charles C. Pierpoint III with I. P. Managers, Inc. ("IPM"). IPM has relationships with intellectual property law firms and has an exclusive contract with Teklicon, a high technology consulting firm specializing in consulting and expert witness services to the legal profession. Teklicon will perform marketing and technology due diligence and IPM will provide the legal services. Management believes the Company's arrangement with IPM and Teklicon will provide the best available leadership while minimizing the short term cash obligations of the Company while it seeks to complete new license agreements and collect royalties from existing licensees.

         MAINTENANCE AND ENHANCEMENT OF PATENT PORTFOLIO

         To protect and enhance its large investment in head and media development, the Company maintains an aggressive patent prosecution strategy and has obtained several patents covering low mass recording heads. The Company's patent portfolio currently includes 20 issued United States patents, 15 pending United States patent applications, 10 foreign patents and 14 foreign patent applications.

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

         The market for the Company's technology is intensely competitive and characterized by rapidly changing advances in head and media technologies. These advances result in frequent product introductions, short product life cycles and increased product capabilities that may result in significant performance improvements and price reductions. Specifically, the Company is subject to competition from manufacturers of thin film inductive and MR heads, as well as thin film media based on use of conventional flying head and longitudinal recording technologies. Head and media product performance has been improving steadily due to a combination of increased transducer efficiency, improved media performance, smaller slider size, lower flying heights, and pseudo-contact heads and it is expected to continue to improve. In addition to enabling lower flying heights, the cost of advanced inductive flying heads is being decreased by the reduction in the size of the slider, which permits fabrication of more sliders per wafer. There can be no assurance that the Company's potential performance will be realized in practice or can be maintained over the improvements to conventional inductive heads.

         LICENSES WITH DISK DRIVE AND COMPONENT MANUFACTURERS

         The Company has entered into license agreements with six of the approximately twenty-five disk drive manufacturers in the world: IBM, Fujitsu, Hitachi, Maxtor, NEC and Western Digital, and with three component manufacturers
- Denka, Read-Rite and TDK. The Company has executed license agreements with initial license fees of $27.0 million and has received $7.5 million of non-refundable advance royalty payments from these licensees. The Company entered into the license agreement with TDK on September 25, 1997. Some of these agreements provide that no future licenses granted by the Company will be more favorable than the existing licenses and that the licensee may grant restricted sub-licenses to component suppliers. Others permit the licensees to acquire the right to appoint subcontractors in exchange for the payment of additional license fees and royalties. The specific terms of the license agreements vary depending on when the licenses were entered into, whether or not the Company has rights to future royalty payments from the licensee, whether the license extends to not only the Company's patents but also its trade secret information, and whether the licensee is expected to become a component supplier.

         ENVIRONMENTAL REGULATIONS

         Although the Company no longer engages in any manufacturing or research and development activities, in the past the Company has been subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture and test the Company's micro Flexhead component. The Company believes that it has been in compliance in all material respects and at all material times with such regulations and that it had obtained all necessary environmental permits to conduct its business. Any failure in the past by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

         HUMAN RESOURCES

        As of June 30, 1997, the Company had five full-time employees, all engaged in general and administrative functions. However, three of these employees terminated their employment at the end of August 1997 and one terminated on September 3, 1997. The one remaining employee is responsible for the finance and administrative duties for the Company while outside sources will be utilized for the Company's intellectual property management duties.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         On September 3, 1997, at the Company's Annual Meeting of Shareholders, three new directors were elected. A Board of Directors Meeting followed, consisting of these new directors who subsequently elected Sabine Austin to the positions of President, Chief Executive Officer and Chief Financial Officer.

NAME                          AGE     POSITION
----                          ---     --------
Sabine Austin                  38     Chief Executive Officer, President, Chief Financial
                                      Officer, Corporate Secretary and Director
Gary J. Summers                54     Director
Charles C. Pierpoint III       56     Director

         SABINE AUSTIN has been President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary of Censtor Corp. and a member of the Board of Directors since September 1997. She joined the Company in March 1987 as a cost accountant and financial analyst and became Manager of Finance and Administration in August 1989 and Finance Director in January 1996. Ms. Austin received her BA degree in Math-Econometrics from the University of California at Santa Barbara in 1981 and an MBA from Santa Clara University in 1986.

         GARY J. SUMMERS has been a member of the Company's Board of Directors since September 1997. He has been President, Chief Executive Officer and
Founder of Teklicon, Inc., a high technology consulting firm and wholly owned subsidiary of Forensic Technologies International Corporation, that provides consulting and expert witness services to the legal profession, since 1985. In this capacity he is providing consulting services to Censtor relative to prospective future licensees. During the last 10 years, Mr. Summers has focused on high technology intellectual property Litigation, ADR and Licensing services in the areas of complex technologies such as semiconductors, computer systems, software, mechanical and chemical systems and telecommunications. He is a member of IEEE, ETA Kappa Nu, Tau Beta Pi and the American Board of Certified Forensic Examiners. He received his BSEE and MSEE degrees from the University of Houston in 1969 and 1970, respectively.

         CHARLES C. PIERPOINT III has been a member of the Company's Board of Directors since September 1997. He has been a sole practitioner of law in California since 1976 and is a principal in IPM. He is also presently an instructor of Administration of Justice at the College of San Mateo and previously taught Contract Law at San Mateo Law School. Mr. Pierpoint graduated from the University of San Diego, School of Law, in 1972 and earned his Bachelor of Arts in Political Science from Pennsylvania Military College in 1963.

ITEM  2.          PROPERTIES

         Until August 21, 1997, the Company's corporate offices consisted of approximately 2,000 square feet of office space located in San Jose, California. The Company's lease on this facility was to expire on May 2, 1999, however, the Company has been notified that the landlord wishes to terminate this lease effective December 11, 1997 since the Company moved to a smaller location in Los Gatos, California. The Company formerly leased approximately 40,000 square feet located in San Jose, California. Although this lease was assigned to Read-Rite in connection with the Read-Rite Transaction, the Company has agreed, at the request of the landlord, to guarantee Read-Rite's obligations under such lease.

ITEM 3.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 3, 1997, the Company's annual meeting of shareholders was held. At this meeting, the shareholders elected Sabine Austin, Gary Summers and Charles C. Pierpoint III to serve as directors of the Company until the next Annual Meeting of Shareholders or until a successor has been duly elected and qualified. Of the directors, Sabine Austin received 15,261,683 votes in favor of her election with 100,000 votes opposed; Gary Summers received 15,251,683 votes in favor and 110,000 opposed; and Charles Pierpoint received 15,241,683 votes in favor and 120,000 votes opposed. At the annual meeting, the shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors with 15,991,683 shares voting in favor of such ratification, 80,000 shares opposed and 10,000 shares abstaining.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         As of June 30, 1997, the Company had outstanding 8,545,994 shares of common stock held by 145 shareholders, 6,617,299 shares of Series A Preferred Stock held by 15 shareholders and 8,370,508 shares of Series B Convertible Preferred Stock held by 557 shareholders. There is no established public trading market for any class of the Company's equity securities.

         The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The holders of Preferred Stock are entitled to certain preferences with respect to dividends and other preferences.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA


                                                                     Fiscal Year Ended June 30,
                                         ---------------------------------------------------------------------------------
                                              1993             1994             1995             1996             1997
                                         -------------    -------------    -------------    -------------    -------------
Statement of Operations Data:
     License revenues                    $   2,682,666    $   7,845,799    $   3,515,472    $   3,202,704    $   4,088,332
Expenses:
     Research and development                9,411,161       11,723,752       11,448,501        8,261,638               --
     Selling, general & administrative       2,126,641        2,372,255        2,846,235        2,393,233        1,799,046
                                         -------------    -------------    -------------    -------------    -------------
         Total expenses                     11,537,802       14,096,007       14,294,736       10,654,871        1,799,046
                                         -------------    -------------    -------------    -------------    -------------
Operating income (loss)                     (8,855,136)      (6,250,208)     (10,779,264)      (7,452,167)       2,289,286

Gain on transfer of research &
     development operations                         --               --               --               --        1,596,706
Interest and other expense, net             (1,863,683)      (1,486,025)        (959,146)      (1,032,112)        (114,359)
Minority interest in loss of
     subsidiary                                     --               --           81,650          194,642               --
                                         -------------    -------------    -------------    -------------    -------------
Income (loss) before income tax
     expense                               (10,718,819)      (7,736,233)     (11,656,760)      (8,289,637)       3,771,633
Income tax expense                                  --               --          290,350          319,450           68,333
                                         -------------    -------------    -------------    -------------    -------------
Net income (loss)                        $ (10,718,819)   $  (7,736,233)   $ (11,947,110)   $  (8,609,087)   $   3,703,300
                                         =============    =============    =============    =============    =============

Net income (loss) per share              $       (1.17)   $       (0.84)   $       (1.29)   $       (0.93)   $        0.16
                                         =============    =============    =============    =============    =============

Weighted average number of shares
 used in computing per share amount          9,190,000        9,211,000        9,255,000        9,301,000       23,534,000

BALANCE SHEET DATA:
Cash and cash equivalents                $   3,136,240    $   8,613,200    $   1,368,891    $     199,998    $     799,928
Working capital (deficiency)                (6,298,326)       6,215,308       (2,878,918)      (8,406,743)        (944,315)
Total assets                                 6,471,377       12,627,804        4,519,001        1,481,767          854,981
Long term obligations, excluding
     current maturities                     25,510,479       14,309,130       14,304,589       14,488,311               --
Accumulated deficit                        (79,614,020)     (87,350,253)     (99,297,363)    (107,906,450)    (104,203,150)
Net capital deficiency                     (29,409,664)      (4,365,839)     (14,515,928)     (22,649,811)     (18,946,511)

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

RESULTS OF OPERATIONS

         OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology, and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until this fiscal year, the Company had not been profitable in any fiscal period since inception and, as of June 30, 1997, had an accumulated deficit of $104.2 million. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

         Censtor's operating plans for fiscal 1998 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through sales of additional licenses such as the one entered into between the Company and TDK Corporation subsequent to year-end. There can be no assurance that the Company will be able to sustain its operations beyond 1998 without the sale of such additional licenses.

         LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements. During the fiscal year ended June 30, 1995, the Company generated net cash from financing activities of $832,000, resulting primarily from proceeds of $2.0 million from the sale of preferred stock of a subsidiary of the Company which was partially offset by $1.1 million of principal payments on capital leases. In 1996, the Company generated net cash of $6.6 million resulting primarily from $7.5 million in notes payable and short term borrowing offset by $1.4 million in capital lease payments. In 1997, the Company used $5.5 million in financing activities due primarily to the repayment of notes payable and short term borrowing. During fiscal 1995 and 1996, the Company used net cash in its operations of $8.3 million and $8.1 million, respectively. In 1997, the Company generated cash from operations of $4.9 million. In 1995 and 1996, the Company received payments of license fees and non-refundable prepaid royalties from several licensees, which caused net cash used in operations to be less than the Company's net loss. In addition, particularly in 1995 and 1996, the Company delayed payments on accounts payable to conserve cash prior to completion of then-anticipated new financing.

         The Company generated net cash from investing activities of $205,000 in 1995 consisting of $379,000 used for additions to property and equipment and $584,000 provided by proceeds from the sale and leaseback, and sale of fixed assets. In 1996, the Company generated net cash from investment activities of $358,000 consisting of $192,000 used for additions to property and equipment and $550,000 provided by proceeds from the sale and leaseback, and sale of fixed assets. In 1997, the Company generated $1.1 million primarily from the sale of certain fixed assets to Read-Rite in the Read-Rite Transaction.

         The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees. The Company believes the cash received from the license agreement with TDK will enable it to fund its planned operations through fiscal 1998. The Company's commitments for cash payments in fiscal year 1998 are primarily for operating expenses, which, going forward may include significant litigation expense.

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

         The Company's revenues were $3.5 million, $3.2 million and $4.1 million in 1995, 1996 and 1997, respectively. Revenues in 1995 consisted primarily of the amortization of the Hitachi license that was sold in December 1994. Revenues in fiscal 1996 consisted primarily of the continued and complete amortization of the Hitachi license fee as well as the NEC license sold in August 1995. Revenues in 1997 were the result of the amortization of the Read-Rite and Western Digital license fees. These licenses were entered into at the beginning of the fiscal year.

         Research and Development

         Research and development expenses decreased from $11.4 million in 1995 to $8.3 million in 1996 and were eliminated in 1997. This is attributed to Read-Rite's hiring of most of Censtor's employees on February 5, 1996 and the subsequent acquisition of the Company's research and development operations. In the future the Company expects no R&D expenses.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $2.8 million in 1995 to $2.4 million in 1996 to $1.8 million in 1997. The decreases in 1996 and 1997 were due to a reduction in the use of outside legal counsel for patent filings because the Company hired an "in-house" patent counsel in April 1995, as well as the reduced headcount and operations.

         Interest and Other Expense, Net

         Interest and other expense, net, consists primarily of interest on the Company's outstanding indebtedness and capital leases. Interest and other expense, net, remained constant in 1995 and 1996 at $1.0 million and decreased to $100,000 in 1997. The decrease in 1997 was due to the fact that the Company repaid or had been forgiven almost all of its interest bearing debt at the beginning of the fiscal year.

         Gain on Transfer of Research and Development Operation

         The Company recognized a gain of $1.6 million in fiscal 1997 relating to the Read-Rite Transaction. The gain consists of $899,000 related to the forgiveness of certain promissory notes and $698,000 related to the gain on sale of fixed assets and the transfer of the Company's workforce.

         Income Taxes

         As of June 30, 1997, the Company had federal net operating loss and credit carryforwards of approximately $90.0 million and $3.4 million, respectively, expiring in various years beginning in 1998 through

2011. The Company also has state net operating loss and credit carryforwards of approximately $34.0 million and $1.4 million respectively. The state operating loss carryforwards will expire in various years beginning in 1998 through 2002 while the credit carryforwards will expire in various years beginning in 2003 through 2011. Tax law provides that the use of net operating loss and credit carryforwards are restricted if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $75.0 million of federal net operating loss and substantially all credit carryforwards are subject to an annual limitation. The annual limitation is approximately $1.2 million per year. The balance of $15.0 million federal net operating loss carryforwards can be used without limitation. Similar limitations apply to state carryforwards. Income tax expense in 1995 and 1996 represents foreign withholdings in connection with license agreements. Income tax expense in 1997 represents a provision for alternative minimum taxes.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-20.

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

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the compensation paid by the Company for the year ended June 30, 1997 to the Chief Executive Officer (the "named officer") during that year:

                                                                          LONG-TERM
                                             ANNUAL COMPENSATION         COMPENSATION
                                             -------------------     ---------------------
                                                                     SECURITIES UNDERLYING       ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR     SALARY       BONUS        OPTION(#)(1)(2)        COMPENSATION(3)
    ---------------------------      ----     ------       -----     ---------------------     ----------------
Russell M. Krapf(4)                  1997     207,684     129,225            510,206               2,598
  President, Chief Executive         1996     184,381       9,654             75,000                 488
  Officer                            1995     166,730      26,650            100,000                 775

-------------------
(1) The stock options granted to the named officer vest as to 1/48 of the shares per month at the end each month after the date of grant; provided, however, that in certain cases options are not first exercisable until six months after the date of grant. The options are exercisable at a price of $0.046 per share and expire ten years from the date of grant.

(2) There are no other long-term incentive compensation plans which require disclosure.

(3) Reflects premiums paid by the Company on behalf of the named officer for term life insurance with benefits payable to beneficiaries designated by the officer.

(4) Mr. Krapf was appointed President and Chief Executive Officer effective April 22, 1996 and resigned this position effective September 4, 1997. Mr. Krapf's stock options expire December 3, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock and Preferred Stock (on an as converted basis) as of September 15, 1997 by (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock or Preferred Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table below, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                 PREFERRED STOCK (1)              COMMON STOCK                  TOTALS(2)
                                           ------------------------------  --------------------------  --------------------------
                                                                                                        NUMBER OF       PERCENT
                                            NUMBER OF          PERCENT      NUMBER OF       PERCENT     COMMON       OF COMMON
                                              SHARES           OF CLASS       SHARES        OF CLASS   EQUIVALENTS   EQUIVALENTS
                                           BENEFICIALLY      BENEFICIALLY  BENEFICIALLY  BENEFICIALLY  BENEFICIALLY  BENEFICIALLY
        NAME OF OWNER                         OWNED             OWNED         OWNED          OWNED       OWNED          OWNED
        -------------                      ------------      ------------  ------------  ------------  ------------  ------------
Brentwood Associates(3) ...............      1,298,244           8.66%      3,438,593         40.34%   4,736,837         20.15%
   11150 Santa Monica Boulevard,
   Suite 1200
   Los Angeles, CA 90025

Aeneas Venture Corporation(4) .........      2,938,225          19.60               0             0    2,938,225         12.50
   600 Atlantic Avenue,
   26th Floor
   Boston, MA 02210-2203

Wolfensohn Associates II L.P.(5) ......        413,172           2.76       1,066,211         12.51    1,479,383          6.29
   590 Madison Avenue, 32nd Floor
   New York, NY 10022

J.P. Morgan Investment Corporation(6) .        363,796           2.43       1,060,244         12.44    1,424,040          6.06
   60 Wall Street, 14th Floor
   New York, NY 10260-0060

New Enterprise Associates(7) ..........      1,424,590           9.50               0             0    1,424,590          6.06
   1119 St. Paul Street
   Baltimore, MD 21202

William R. Timken .....................              0              0         798,830          9.37      798,830          3.40
   Hambrecht & Quist
   1 Bush Street
   San Francisco, CA 94104

Fujitsu Limited .......................              0              0         784,682          9.21      784,682          3.34
   1015 Kamikodanaka
   Nakahara-ku, Kawasaki-shi
   Kanagawa-ken 211
   Japan

Russell M. Krapf(8) ...................              0              0         319,016          3.71      319,016          1.36

Sabine Austin(9) ......................              0              0               0             0            0             0

Gary J. Summers .......................              0              0               0             0            0             0

Charles C. Pierpoint III ..............              0              0               0             0            0             0

All directors and executive officers as              0              0               0             0            0             0
a group (3 persons)


 *   Less than one percent

(1) Includes Series A Preferred and Series B Preferred. Preferred Stock is reflected on an as-converted to Common Stock basis. As of September 15, 1997, each share of Series A and Series B Preferred converts into one share of Common Stock.

(2) Reflects Preferred Stock (on an as-converted to Common Stock basis) and Common Stock combined.

(3)  Includes: 1,257,196; 2,366,978; 875,764; and 236,899 shares held respectively by Brentwood Associates II, Brentwood Associates III, Brentwood Associates IV and Evergreen II, L.P., of which 229,289; 429,253; 160,002; and 43,343 shares, respectively, are shares of the Company's Series A Preferred, and 108,494; 222,972; 82,519; and 22,372 shares, respectively, are shares of the Company's Series B Preferred. Mr. Hagopian, the Chairman and a Director of the Company is a General Partner of Brentwood Associates. Mr. Hagopian disclaims beneficial ownership of the shares owned by Brentwood Associates.

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

(8) Includes 319,016 shares subject to stock options which are exercisable within 60 days of September 15, 1997.

(9) Ms. Austin's stock options were canceled in lieu of the incentive compensation agreement she entered into with the Company effective July 29, 1997.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into the following transactions with its officers and directors since July 1, 1996:

         In September 1990, Harold J. Hamilton, a retired executive officer and a past director of the Company, exercised stock options as to 244,821 shares of the Company's Common Stock and, in lieu of payment to the Company for such exercise, Mr. Hamilton delivered to the Company a promissory note in the principal amount of $71,500. The note was called and the stock was canceled by action of the Board of Directors on June 25, 1997.

         In September 1990, Edwin V.W. Zschau, a former director of the Company, exercised stock options as to 282,485 shares of the Company's Common Stock and in lieu of payment to the Company for such exercise, Dr. Zschau delivered to the Company a promissory note in the principal amount of $82,500. The note was due April 23, 1997 and was not extended. The Board of Directors called the note and canceled the stock on June 25, 1997.

         In September 1990, Russell M. Krapf, former CEO and President of the Company, exercised stock options as to 188,323 shares of the Company's Common Stock and, in lieu of payment to the Company for such exercise, Mr. Krapf delivered to the Company a promissory note in the principal amount of $55,000. Upon his resignation in February 1992, and pursuant to the terms of the Restricted Stock Purchase Agreement between Mr. Krapf and the Company, the Company repurchased 76,585 of these shares. On June 25, 1997, pursuant to its terms, the promissory note was canceled upon surrender by Mr. Krapf of the remaining shares.

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

         On July 7, 1997, Russell M. Krapf notified the Company that he intended to resign his position as President and CEO effective September 4, 1997. On July 29, 1997, the Company entered into a consulting agreement with Mr. Krapf for a period up to one year. Mr. Krapf will be paid $45,000 for these consulting services.

         On July 29, 1997, the Company created an incentive compensation program for Ms. Sabine Austin to serve as a director of the Company. This program will pay Ms. Austin a bonus equal to 1.5% of all net licensing revenue received by the Company as long as she serves as a director.

         On July 31, 1997, the Company entered into an exclusive license with IPM, whereby IPM will be Censtor's agent to enforce its current licenses and to negotiate licenses with prospective licensees. IPM also has an exclusive contract with Teklicon whereby Teklicon will perform marketing and technology due diligence. Under this agreement, IPM will be paid between 15-45% of the net proceeds of such activities depending upon the source of revenue. Mr. Charles Pierpoint is a principal with IPM and Mr. Gary Summers is a principal with Teklicon.

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

         Additionally, certain shareholders beneficially owning more than 5% of the Company's capital stock made loans to the Company in the first calendar quarter of 1996. Fifty percent of the principal balances of these loans plus accrued interest on that portion were repaid from the proceeds received by the Company at the closing of the Read-Rite Transaction, while the remainder plus accrued interest on the remaining portion was repaid on April 18, 1997.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Documents Filed with Report

                1) Financial Statements.

                The following Consolidated Financial Statements of Censtor Corp. and subsidiaries, and the Report of Independent Auditors are included at pages F-1 through F-20 of this Annual Report on Form 10-K.

                                               DESCRIPTION                                       PAGE NO.
                                               -----------                                       --------
                Report of Ernst & Young LLP, Independent Auditors ..............................    F-2

                Consolidated Balance Sheets as of June 30, 1996 and 1997 .......................    F-3

                Consolidated Statements of Operations for each of the Three Years in the Period     F-4
                Ended June 30, 1997

                Consolidated Statements of Net Capital Deficiency for each of the Three Years in    F-5
                the Period Ended June 30, 1997

                Consolidated Statements of Cash Flows for each of the Three Years in the Period     F-6
                Ended June 30, 1997

                Notes to Consolidated Financial Statements .....................................    F-7



                2) Financial Statement Schedules.

                No schedules have been filed as part of this report because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                3) Exhibits

                Exhibit
                Number        Description
                --------      -----------
                3.1(5)        Restated Articles of Incorporation of
                              Registrant.

                3.2(1)        Amended and Restated Bylaws of Registrant.

                10.1(1)(4)    1990 Stock Plan and Form of Option Agreement.

                10.2(1) Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

                10.3(1) Lease Agreement, dated November 28, 1983, between the Company and The Sobrato Group, together with amendments thereto.

                Exhibit
                Number        Description
                --------      -----------
                10.4(1)(2)    License Agreement, dated September 23, 1991,
                              between the Company and Maxtor Corporation, as
                              amended.

                10.5(1)(2)    License Agreement, dated February 28, 1991,
                              between the Company and Fujitsu Limited, as
                              amended.

                10.6(1)(2)    Manufacturing License Agreement, dated August 26,
                              1988, between the Company and Denki Kagaku Kogyo
                              Kabushiki Kaisha, as amended.

                10.7(1)(2)    License Agreement, dated June 1, 1993, between the
                              Company and International Business Machines
                              Corporation.

                10.8(1)       Denka Promissory Note.

                10.9(3) License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.

                10.10(5)      License Agreement, dated June 19, 1995, between
                              Contact Recording Technology, Inc. and the
                              Company.

                10.11(2)      License Agreement, dated August 7, 1995, between
                              NEC Corporation and the Company.

                10.12(6) Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and the Company.

                10.13(2)      License Agreement, dated August 12, 1996, between
                              Western Digital and the Company.

                10.14(7) Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The Sobrato Group,
                              Censtor Corp. and Read-Rite Corp.

                10.15(7)      Fifth Amendment to Manufacturing License
                              Agreement, dated February 22, 1996, with Denki
                              Kagaku Kogyo Kabushiki Kaisha.

                10.16(7)      Amendment to Terms of Debentures, dated February
                              22, 1996, with Denki Kagaku Kogyo Kabushiki
                              Kaisha.

                10.17(7)      License Agreement, dated July 18, 1996, between
                              Read-Rite Corporation and the Company.

                10.18         Agreement between I.P. Managers, Inc. and the
                              Company dated July 31, 1997.


                Exhibit
                Number        Description
                --------      -----------
                10.19         Incentive Compensation Agreement between the
                              Company and Sabine Austin, dated July 29, 1997.

                24            Power of Attorney (see signature page)

                27            Financial Data Schedule

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

(7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.

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


                                      Registrant

                                      CENSTOR CORP.


September 29, 1997                    By: /s/ Sabine Austin
                                          -------------------------------------
                                          Sabine Austin
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sabine Austin as his attorneys-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Capacity in Which Signed                     Date
          ---------                         ------------------------                     ----
/s/ Sabine Austin                   President, Chief Executive Officer and         September 29, 1997
------------------------------      Director (Principal Executive Officer,
Sabine Austin                       Principal Financial and Accounting Officer)


 /s/ Gary J. Summers                Director                                       September 29, 1997
------------------------------
Gary J. Summers


/s/ Charles C. Pierpoint III        Director                                       September 29, 1997
------------------------------
Charles C. Pierpoint III

                                  CENSTOR CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Ernst & Young LLP, Independent Auditors........................F-2
Consolidated Balance Sheets as of June 30, 1996 and 1997.................F-3
Consolidated Statements of Operations for Each of the
   Three Years in the Period Ended June 30, 1997.........................F-4
Consolidated Statements of Net Capital Deficiency for Each of the
   Three Years in the Period Ended June 30, 1997.........................F-5
Consolidated Statements of Cash Flows for Each of the
   Three Years in the Period Ended June 30, 1997.........................F-6
Notes to Consolidated Financial Statements...............................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Censtor Corp.

We have audited the accompanying consolidated balance sheets of Censtor Corp. as of June 30, 1996 and 1997, and the related consolidated statements of operations, net capital deficiency, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Censtor Corp. at June 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




San Jose, California
August 11, 1997, except for Note 8,
as to which the date is
September 26, 1997

                                 CENSTOR CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30,
                                                          ------------------------
                                                             1996           1997
                                                          ----------     ----------
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $  199,998     $  799,928
   Receivables ........................................       14,336          6,316
   Prepaid expenses and other current assets ..........      111,135         38,221
   Property and equipment held for sale ...............      911,055            -
                                                          ----------     ----------
Total current assets ..................................    1,236,524        844,465

Property and equipment, at cost:
   Machinery and equipment ............................       45,703         45,703
                                                          ----------     ----------
                                                              45,703         45,703

   Accumulated depreciation ...........................       33,880         39,437
                                                          ----------     ----------
                                                              11,823          6,266

Restricted cash .......................................       94,450            -
Deposits and other assets .............................      138,970          4,250
                                                          ----------     ----------
Total assets ..........................................   $1,481,767     $  854,981
                                                          ==========     ==========



                                                                   JUNE 30,
                                                          ------------------------------
                                                             1996              1997
                                                          -------------    -------------
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
   Short-term borrowings ...............................  $   6,450,000    $         -
   Accounts payable ....................................        974,889           66,372
   Notes payable to related parties ....................      1,000,000              -
   Accrued payroll and related expenses ................        232,278           48,471
   Deferred revenue ....................................            -          1,583,333
   Other current liabilities ...........................        378,257           90,604
   Obligations under capital leases ....................        607,843              -
                                                          -------------    -------------
Total current liabilities ..............................      9,643,267        1,788,780

Long-term obligations:
   Deferred revenue ....................................            -          5,333,335
   Subordinated debentures .............................     14,488,311              -
   Restructured debt obligation ........................            -         12,679,377

Net capital deficiency:
   Convertible preferred stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 14,987,807 in 1996
       and 1997 ........................................     32,509,031       32,509,031
   Common stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 9,303,344 in 1996
       and 8,545,994 in 1997 ...........................     50,508,593       50,241,660
   Warrants to purchase shares of preferred
     stock - 1,098,318 in 1996 and 1997 ................        253,050          253,050
   Capital surplus .....................................      2,263,708        2,263,708
   Accumulated deficit .................................   (107,906,450)    (104,203,150)
                                                          -------------    -------------

                                                            (22,372,068)     (18,935,701)
   Notes receivable from shareholders ..................       (277,743)         (10,810)
                                                          -------------    -------------

Net capital deficiency .................................    (22,649,811)     (18,946,511)
                                                          -------------    -------------
Total liabilities and net capital deficiency ...........  $   1,481,767    $     854,981
                                                          =============    =============


                             See accompanying notes.

                                  CENSTOR CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Years Ended June 30,
                                          --------------------------------------------
                                             1995            1996            1997
                                          ------------    ------------    ------------
License revenues ........................ $  3,515,472    $  3,202,704    $  4,088,332

Costs and expenses:
   Research and development .............   11,448,501       8,261,638             -
   Selling, general, and administrative..    2,846,235       2,393,233       1,799,046
                                          ------------    ------------    ------------
Total expenses ..........................   14,294,736      10,654,871       1,799,046
                                          ------------    ------------    ------------

Operating income (loss)..................  (10,779,264)     (7,452,167)      2,289,286

Gain on transfer of research and
   development operation ................          -               -         1,596,706
Interest income .........................      173,379           5,481             -
Interest expense ........................   (1,106,488)     (1,183,680)       (275,140)
Other income (expense), net .............      (26,037)        146,087         160,781
Minority interest in loss of subsidiary..       81,650         194,642             -
                                          ------------    ------------    ------------
Income (loss) before income tax
   expense...............................  (11,656,760)     (8,289,637)      3,771,633

Income tax expense ......................     (290,350)       (319,450)        (68,333)
                                          ------------    ------------    ------------
Net income (loss)........................ $(11,947,110)   $ (8,609,087)   $  3,703,300
                                          ============    ============    ============

Net income (loss) per share ............. $      (1.29)   $      (0.93)   $       0.16
                                          ============    ============    ============

Weighted average number of shares
   used in computing per share amounts
   (in thousands)........................        9,255           9,301          23,534
                                          ============    ============    ============


                             See accompanying notes.

                                  CENSTOR CORP.

                CONSOLIDATED STATEMENTS OF NET CAPITAL DEFICIENCY


                                                               CONVERTIBLE
                                                             PREFERRED STOCK                    COMMON STOCK
                                                         --------------------------    ------------------------------
                                                           SHARES        AMOUNT           SHARES           AMOUNT
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1994...............................  14,987,807   $  32,513,244        9,239,670    $  50,323,363
   Issuance of Series B preferred stock, net of
     issuance costs....................................         -            (4,213)             -                -
   Issuance of common stock............................         -               -             35,055           11,634
   Cancelation of note receivable......................         -               -            (10,334)        (103,500)
   Net exercise of warrants in connection
     with capital leases...............................         -               -             36,078          276,000
   Issuance of warrants in connection with
     capital leases, exercisable at $2.50 per share....         -               -                -                -
   Capital surplus from investment in
     subsidiary........................................         -               -                -                -
   Net loss                                                     -               -                -                -
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1995...............................  14,987,807      32,509,031        9,300,469       50,507,497
   Issuance of common stock............................         -               -              2,875            1,096
   Issuance of warrants in connection with
     bank line of credit...............................         -               -                -                -
   Expiration of warrants in connection with
     capital leases....................................         -               -                -                -
   Capital surplus from investment in
     subsidiary........................................         -               -                -                -
   Net loss............................................         -               -                -                -
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1996...............................  14,987,807      32,509,031        9,303,344       50,508,593
   Cancelation of notes receivable.....................         -               -           (757,350)        (266,933)
   Net income..........................................         -               -                -                -
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1997...............................  14,987,807   $  32,509,031        8,545,994    $  50,241,660
                                                         ==========   =============    =============    =============


                                                              WARRANTS TO PURCHASE            WARRANTS TO PURCHASE
                                                                 PREFERRED STOCK                  COMMON STOCK
                                                         -----------------------------   ------------------------------
                                                            SHARES          AMOUNT          SHARES            AMOUNT
                                                         -------------   -------------   -------------    -------------
Balance at June 30, 1994...............................     988,318   $     253,050         224,266    $     276,000
   Issuance of Series B preferred stock, net of
     issuance costs....................................         -               -               -                -
   Issuance of common stock............................         -               -               -                -
   Cancelation of note receivable......................         -               -               -                -
   Net exercise of warrants in connection
     with capital leases...............................         -               -          (199,159)        (276,000)
   Issuance of warrants in connection with
     capital leases, exercisable at $2.50 per share....         -               -            80,000              -

   Capital surplus from investment in
     subsidiary........................................         -               -               -                -
   Net loss............................................         -               -               -                -
                                                         ----------   -------------   -------------    -------------
Balance at June 30, 1995...............................     988,318         253,050         105,107              -
   Issuance of common stock............................         -               -               -                -
   Issuance of warrants in connection with
     bank line of credit...............................     110,000             -               -                -
   Expiration of warrants in connection with
     capital leases....................................         -               -           (25,107)             -
   Capital surplus from investment in
     subsidiary........................................         -               -               -                -
   Net loss............................................         -               -               -                -
                                                         ----------   -------------   -------------    -------------
Balance at June 30, 1996...............................   1,098,318         253,050          80,000              -
   Cancelation of notes receivable.....................         -               -               -                -
   Net income..........................................         -               -               -                -
                                                         ----------   -------------   -------------    -------------
Balance at June 30, 1997...............................   1,098,318   $     253,050          80,000   $          -
                                                         ==========   =============   =============    =============



                                                                                          NOTES
                                                                                        RECEIVABLE         TOTAL
                                                           CAPITAL     ACCUMULATED         FROM          NET CAPITAL
                                                           SURPLUS       DEFICIT       SHAREHOLDERS      DEFICIENCY
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1994...............................  $      -     $ (87,350,253)   $    (381,243)   $  (4,365,839)
   Issuance of Series B preferred stock, net of
     issuance costs....................................         -               -                -             (4,213)
   Issuance of common stock............................         -               -                -             11,634
   Cancelation of note receivable......................         -               -            103,500              -
   Net exercise of warrants in connection
     with capital leases...............................         -               -                -                -
   Issuance of warrants in connection with
     capital leases, exercisable at $2.50 per share....
                                                                -               -                -                -
   Capital surplus from investment in
     subsidiary........................................   1,789,600             -                -          1,789,600
   Net loss                                                     -       (11,947,110)             -        (11,947,110)
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1995...............................   1,789,600     (99,297,363)        (277,743)     (14,515,928)
   Issuance of common stock............................         -               -                -              1,096
   Issuance of warrants in connection with
     bank line of credit...............................         -               -                -                -
   Expiration of warrants in connection with
     capital leases....................................         -               -                -                -
   Capital surplus from investment in
     subsidiary........................................     474,108             -                -            474,108
   Net loss............................................         -        (8,609,087)             -         (8,609,087)
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1996...............................   2,263,708    (107,906,450)        (277,743)     (22,649,811)
   Cancelation of notes receivable.....................         -               -            266,933              -
   Net income..........................................         -         3,703,300              -          3,703,300
                                                         ----------   -------------    -------------    -------------
Balance at June 30, 1997...............................  $2,263,708   $(104,203,150)   $     (10,810)   $ (18,946,511)
                                                         ==========   =============    =============    =============



                             See accompanying notes.

                                  CENSTOR CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED JUNE 30,
                                                                --------------------------------------------
                                                                    1995           1996            1997
                                                                ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)............................................   $(11,947,110)   $ (8,609,087)   $  3,703,300
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization...........................      1,594,956       1,456,658          18,043
     Gain on sale of fixed assets............................         (2,156)       (145,908)            -
     Gain on transfer of research
       and development operation.............................            -               -        (1,596,706)
     Interest on subordinated debentures.....................        774,016         816,856         191,066
     Loss applicable to minority interest....................        (81,650)       (194,642)            -
     Changes in assets and liabilities:
       Accounts receivables..................................         (3,113)         13,009           8,020
       Prepaid expenses and other current assets.............       (148,175)        211,051          72,914
       Accounts payable......................................        112,320         271,778        (908,517)
       Accrued payroll and related expenses..................        (40,346)       (205,173)       (183,807)
       Deferred revenue......................................      1,475,840      (2,062,498)      3,916,668
       Other current liabilities.............................        (15,853)        319,942        (287,652)
                                                                ------------    ------------    ------------
                                                                   3,665,839         481,073       1,230,029
                                                                ------------    ------------    ------------
Net cash provided by (used in) operating activities..........     (8,281,271)     (8,128,014)      4,933,329

INVESTING ACTIVITIES
Additions to property and equipment..........................       (378,731)       (191,668)            -
Deposits and other assets....................................            -               -           122,220
Proceeds from sale and leaseback
   and sale of fixed assets..................................        583,751         550,050       1,025,000
                                                                ------------    ------------    ------------
Net cash provided by investing activities....................        205,020         358,382       1,147,220

FINANCING ACTIVITIES
Proceeds from issuance of short- and
   long-term debt............................................            -               -           350,000
Proceeds from short-term borrowings..........................            -         1,000,000             -
Proceeds from notes payable..................................            -         6,450,000             -
Proceeds from sale of preferred stock of subsidiary..........      2,000,000         540,000             -
Purchase of certificate of deposit
   in connection with leases.................................        (94,450)            -               -
Principal payments under capital leases......................     (1,081,029)     (1,390,357)        (23,825)
Principal payments on short- and long-term debt..............            -               -        (5,901,244)
Release of certificate of deposit in connection with leases..            -               -            94,450
Net proceeds from sale of capital stock......................          7,421           1,096             -
                                                                ------------    ------------    ------------
Net cash provided by (used in) financing activities..........        831,942       6,600,739      (5,480,619)
                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents.........     (7,244,309)     (1,168,893)        599,930
Cash and cash equivalents at beginning of year...............      8,613,200       1,368,891         199,998
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of year.....................   $  1,368,891    $    199,998    $    799,928
                                                                ============    ============    ============


                             See accompanying notes.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Censtor Corp. (the Company) licenses technology related to recording heads and storage media utilizing contact magnetic recording technology. The Company licenses its technology to disk drive and component manufacturers. In June 1995, the Company formed a new subsidiary, Contact Recording Technology, Inc. (CRT), to develop and manufacture contact longitudinal data storage heads for the computer disk drive industry. The Company received an approximate 89.5% interest in the subsidiary in exchange for agreements to license certain technology and to provide certain services to the subsidiary. The remaining 10.5% interest was sold to two outside investors for $2 million.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company invests excess cash in money market funds with a local bank. These investments are generally available upon demand and are collateralized by the assets of the bank and the financial institution.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         Financial Instruments

         Carrying amounts and fair values of financial instruments are as follows:


                                                     June 30,
                               -----------------------------------------------------
                                          1996                       1997
                               --------------------------     ----------------------
                                Carrying         Fair         Carrying       Fair
                                 Amount          Value         Amount       Value
                               -----------     ----------     --------     --------
Cash and cash equivalents ...  $   199,998     $  199,998     $799,928     $799,928

Borrowings:
   Short-term borrowings ....  $ 1,000,000     $1,000,000     $      -     $      -
Promissory note to potential
   licensee .................  $ 3,000,000            N/A     $      -     $      -
Notes payable ...............  $ 3,450,000     $3,450,000     $      -     $      -
Subordinated debentures .....  $14,488,311            N/A     $      -     $      -


The fair values for cash and cash equivalents approximate the amounts reported at the balance sheet dates. Fair values for the short-term borrowings and notes payable approximate their carrying amounts. Fair value for the promissory note to the potential licensee is not provided as it was exchanged for a license on August 12, 1996 (see Note 3). Fair value for the subordinated debentures is not provided as approximately $12,488,300 plus accrued interest of $191,000 was forgiven on September 30, 1996. The remaining $2 million was paid on July 18, 1996 (see Note 3).

         Revenue Recognition

         License fees are generally recognized over the estimated period in which the Company expects to provide support in connection with the license.

         Royalties from licensees on sales of licensed products will be recognized when products incorporating the Company's technology are shipped by the licensees or when nonrefundable payments are received.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Net Income (Loss) Per Share

         Net income per share is computed based upon the weighted average number of outstanding shares of the Company's common stock and convertible preferred stock on an if-converted basis, and dilutive common stock equivalents from the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents from stock options and warrants are excluded from the computation if their effect is antidilutive. The Company's stock options and warrants were antidilutive for the year ended June 30, 1997 and, accordingly, were not included in the weighted average number of shares.

         Net loss per share is computed based on the weighted average number of outstanding shares of the Company's common stock. The Company's common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive for each of the two years ended June 30, 1995 and 1996 and, accordingly, were not included in the weighted average number of shares.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (FAS
128) which the Company will be required to adopt during the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. The new requirements will include a calculation of "basic" net income per share, which will exclude the dilutive effect of convertible preferred stock. The calculation of basic net income per share for fiscal 1997 results in net income per share of $0.40. The Company's common stock equivalent shares for the years ended June 30, 1995 and 1996 were antidilutive, and accordingly, there will be no impact on net loss per share. Diluted earnings per share are not materially different from net income (loss) per share amounts reported for the years ended June 30, 1995, 1996, and 1997.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Major Licensees

         Significant customers accounted for the following percentages of net sales in fiscal 1995, 1996, and 1997:


                                   YEARS ENDED JUNE 30,
                     -----------------------------------------------
                         1995             1996              1997
                     ------------     ------------      ------------
Customer A               10%                -                 -
Customer B               82%               64%                -
Customer C                -                34%                -
Customer D                -                 -                33%
Customer E                -                 -                67%


2. THE READ-RITE TRANSACTION

         On March 29, 1996, the Company entered into an agreement (the Agreement) with Read-Rite Corporation (Read-Rite), a large manufacturer of components for disk drives, that provided for the transfer to Read-Rite of the Company's research and development operations, including the hiring of eighty-four of its employees and the sale of certain of the Company's physical assets, rights, and obligations under contracts related thereto (the Read-Rite Transaction). The Agreement was approved by the Company's shareholders on July 11, 1996, and the Read-Rite Transaction closed on July 18, 1996 (the Closing).

         Additionally, on the Closing of the Read-Rite Transaction, the Company granted a nonexclusive irrevocable worldwide license to Read-Rite covering the Company's intellectual property, including the Company's rights in patents, technology, and software.

         Gross proceeds to the Company in connection with the Read-Rite Transaction were approximately $9.0 million, subject to certain adjustments under the Agreement, of which $6.5 million was received on the Closing, $250,000 was received in November 1996, $250,000 was received in January 1997, $250,000 was received in March 1997, and the balance of $1.8 million was received in April 1997. The gross proceeds were reduced by approximately $1.9 million, related to partial repayment of the outstanding balance on certain notes payable to Read-Rite. The remaining balance on the notes payable of approximately $900,000 was forgiven (see Note 3).

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Of the total proceeds, $8.0 million was in consideration for the grant of the license and $1.0 million for the sale of assets and transfer of the assembled workforce. The Company recognized a gain of approximately $700,000 in connection with the sale of assets and the transfer of the assembled workforce.

         Of the net proceeds received at the Closing of the Read-Rite Transaction, the Company used approximately $3.6 million to pay down obligations that were due as of the Closing, including a $2.0 million payment to partially repay outstanding accrued interest on certain subordinated debentures (see Note
3), $1.0 million to repay the Company's line of credit, and $598,000, including accrued interest, to partially repay certain convertible promissory notes (see
Note 3) from investors. The remainder of the proceeds will be used for general working capital purposes with respect to the Company's ongoing licensing operations.

         The Company has granted to Read-Rite a security interest in its intellectual property to secure certain obligations and warranties with respect to the intellectual property for a period of six years following the effective date of the Agreement. After the third year following the effective date of the Agreement, the Company may terminate the security interest by depositing $4.0 million in an escrow account. Such amount is reduced by $1.0 million in each of the two succeeding years, and the escrow terminates the following year. Accordingly, the Company is recognizing $4.0 million of such license fee ratably over the first three years following the Closing of the Read-Rite Transaction, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of the Company's license agreement with Read-Rite. Subsequently, amounts will be recognized as the escrow fund described above is reduced.

3. DEBT

         Obligations Under Capital Leases

         On July 18, 1996, in connection with the sale of assets to Read-Rite, all obligations under capital leases were transferred to Read-Rite.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Short-Term Borrowings

         In January 1996, several of the existing investors of Censtor loaned the Company $1.0 million in exchange for promissory notes convertible into shares of the next security issued by the Company. The Company repaid approximately $598,000, including accrued interest of $51,000, out of the proceeds from the Closing of the Read-Rite Transaction, and the due date of the balance of such notes was extended until nine months after the Closing. The Company repaid the remaining principal of $453,000 and accrued interest of $37,000 on April 18, 1997.

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

         Subordinated Debentures

         The Company's subordinated debentures at June 30 are summarized as follows:


                                                                   1996                     1997
                                                               -----------             --------------
Convertible subordinated debentures,
   due August 24, 1997, convertible at $26.55 of
   principal and accrued interest per share ....               $ 5,000,000             $            -
Accrued interest at 6% per year ................                 2,137,846                          -
Subordinated debentures, due January 17, 1998 ..                 5,000,000                          -
Accrued interest at 6% per year ................                 2,350,465                          -
                                                               -----------             --------------
                                                               $14,488,311             $            -
                                                               ===========             ==============

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         On February 22, 1996, the subordinated debentures issued by the Company were modified such that the Company was obligated to pay $2,000,000 against the outstanding accrued interest on such debentures by July 31, 1996. On July 18, 1996, upon closing the Read-Rite Transaction, this amount was paid. Furthermore the debenture holder agreed if certain financial conditions were not met, the remaining accrued interest and principal balance on September 30, 1996 will be forgiven in return for 5% of the royalties the Company receives from its present and future licenses through the year 2001. The Company did not meet the financial conditions, and consequently, the outstanding interest and principal of $12,700,000 was forgiven. The future cash payments related to the royalty payments now owed to such former debenture holder are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.

4. COMMITMENTS

         In connection with the Agreement, the Company transferred its principal facility to Read-Rite who assumed the remaining lease payments. At that time, the Company entered into a lease that expires in April 1999 for a smaller office facility. A schedule of future minimum lease payments as of June 30, 1997 under the new lease agreement is as follows:


1998 ...................................   $53,712
1999 ...................................    44,760
                                           -------
Total minimum lease payments............   $98,472
                                           =======


         Rental expense for 1995, 1996, and 1997 was approximately $709,000, $468,000, and $53,000, respectively.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5. COMMON AND CONVERTIBLE PREFERRED STOCK

         Convertible Preferred Stock

         The preferred stock is divided into Series A and B preferred stock as follows:


                                                                  SHARES
                                                    ---------------------------------
                                                                         ISSUED AND
                                                       AUTHORIZED        OUTSTANDING          TOTAL
                                                    ---------------      ------------       ------------

         Series A.................................        7,500,000         6,617,299        $14,055,143
         Series B.................................       14,000,000         8,370,508         18,453,888
         Undesignated.............................        3,500,000                 -                  -
                                                    ---------------       -----------       ------------
                                                         25,000,000        14,987,807        $32,509,031
                                                    ===============       ===========       ============

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

         Series A and B preferred stock are convertible at any time after the date of issuance into common stock on a one-for-one basis, subject to adjustment for certain subsequent dilutive stock issuances. In addition, the Series A and B preferred stock will automatically convert into common stock upon the closing of an underwritten public offering of the Company's common stock at not less than $4.00 per share, which results in gross proceeds of not less than $10,000,000, or in the event of an affirmative vote of the holders of at least 51% of Series A and B preferred stock.

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

         Warrants to Purchase Preferred Stock

         At June 30, 1997, certain of the Company's lessors held warrants to purchase 301,318 shares of the Company's Series B preferred stock, exercisable at $2.50 per share, through the later of September 2003 or five years after the closing of a public offering of the Company's common stock.

         At June 30, 1997, the sales agent, in connection with the sale of the Series B preferred stock, held warrants to purchase 687,000 shares of Series B preferred stock, exercisable at $2.50 per share and expiring on March 23, 1998. The warrants are convertible into warrants to purchase shares of common stock.

         At June 30, 1997, the Company's primary bank held warrants to purchase approximately 110,000 shares of the Company's preferred stock at the lower of $2.50 or the share price of the next security issued by the Company, exercisable from November 2000 through February 2001.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Warrants to Purchase Common Stock

         At June 30, 1997, one of the Company's lessors held warrants to purchase 80,000 shares of the Company's common stock, exercisable at $2.50 per share through the later of January 2005 or five years after the closing of a public offering of the Company's common stock.

         1990 Stock Option Plan

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Outstanding options are granted at fair market value and generally expire ten years after the date of grant. The exercise provisions of the option grants are determined by the Board of Directors and are generally exercisable over a 48-month period beginning six months after issuance.

         On October 3, 1996, the Company exchanged substantially all of its outstanding options for new options to purchase common stock at $0.046 per share, the fair market value on such date as determined by the Company's Board of Directors and an independent consultant.

         The effect of applying FAS 123 to the Company's stock option grants would not result in net loss amounts that are materially different from historical amounts reported. Therefore, pro forma information is not separately presented herein. Future pro forma net income results may be materially different from actual amounts reported.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following table summarizes option activity for the plan:


                              SHARES                   OPTIONS OUTSTANDING
                                            -------------------------------------------
                             AVAILABLE                     OPTION PRICE      AGGREGATE
                             FOR GRANT       SHARES         PER SHARE          VALUE
                            ----------      ---------    ----------------   -----------

Balance at June 30, 1994       180,058      1,492,957    $0.2921 - $0.40    $   566,021
   Authorized ..........     1,500,000            -           $  -                  -
   Granted .............    (1,475,340)     1,475,340         $0.40             590,136
   Exercised ...........           -          (35,055)   $0.2921 - $0.40        (11,634)
   Canceled ............       333,105       (333,105)   $0.2921 - $1.062      (123,758)
                            ----------      ---------                       -----------
Balance at June 30, 1995       537,823      2,600,137    $0.2921 - $0.40      1,020,765
   Granted .............      (422,500)       422,500         $0.40             169,000
   Exercised ...........           -           (2,875)   $0.2921 - $0.40         (1,096)
   Canceled ............     1,546,354     (1,546,354)   $0.2921 - $0.40       (600,952)
                            ----------      ---------                       -----------
Balance at June 30, 1996     1,661,677      1,473,408    $0.2921 - $0.40        587,717


                                                             WEIGHTED
                                                          AVERAGE PRICE
                                                          -------------
   Granted .............   (3,102,549)      3,102,549        $0.046              76,437
   Canceled ............    1,639,778      (1,639,778)       $0.046              (9,150)
                            ---------       ---------                          --------
Balance at June 30, 1997      198,906       2,936,179        $0.046            $655,004
                            =========       =========                          ========

         There were 920,991, 769,398, and 1,297,367 options exercisable at June 30, 1995, 1996, and 1997, respectively. The average remaining contractual life of options outstanding is 7.6 years.

         Stock Reserved for Future Issuance

         Shares of preferred and common stock reserved for future issuance are 1,098,318 shares and 19,301,210 shares, respectively, at June 30, 1997.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6. INCOME TAXES

         Income tax expense for fiscal 1995 and 1996 consists of foreign withholding taxes on license revenue and for fiscal 1997 consists of a provision for alternative minimum taxes.

         Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:


                                                 JUNE 30,
                                      ----------------------------
                                          1996            1997
                                      ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards   $ 35,203,000    $ 32,843,000
   Tax credit carryforwards .......      4,221,000       4,425,000
   Other ..........................      2,115,000       3,050,000
                                      ------------    ------------
Total deferred tax assets .........     41,539,000      40,318,000
Valuation allowance ...............    (41,539,000)    (40,318,000)
                                      ------------    ------------
Net deferred tax assets ...........   $        -      $        -
                                      ============    ============

         The change in the valuation allowance was a net increase of $1,461,000 for fiscal 1996 and a net decrease of $1,221,000 for fiscal 1997. Income tax expense reconciles to loss before income tax expense multiplied by the statutory rate as follows:


                                       YEARS ENDED JUNE 30,
                                1995          1996            1997
                            -----------    -----------    -----------
Tax at statutory rate ...   $(3,991,000)   $(2,885,000)   $ 1,282,355
Unbenefited tax losses ..     3,991,000      2,885,000     (1,282,355)
Foreign withholding taxes
  under license agreement       290,350        319,450         68,333
                            -----------    -----------    -----------
Income tax expense ......   $   290,350    $   319,450    $    68,333
                            ===========    ===========    ===========

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         As of June 30, 1997, the Company had federal net operating loss and credit carryforwards of approximately $90 million and $3.4 million, respectively, expiring in various years beginning in 1998 through 2011. The Company also has state net operating loss and credit carryforwards of approximately $34 million and $1.4 million, respectively. The state operating loss carryforwards will expire in various years beginning in 1998 through 2002, while the credit carryforwards will expire in various years beginning in 2003 through 2011.

         Tax law provides that the use of net operating loss and credit carryforwards are limited if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $75 million of federal net operating loss and substantially all credit carryforwards are subject to an annual limitation. The annual limitation is approximately $1.2 million per year. The balance of $15 million of federal net operating loss carryforwards can be used without limitation. Similar limitations apply to state carryforwards.

7. SUPPLEMENTAL CASH FLOW INFORMATION

         Payments for interest costs and significant noncash investing and financing activities, not disclosed elsewhere, are as follows:


                                                       YEARS ENDED JUNE 30,
                                                 1995         1996          1997
                                              ----------   ----------   ------------
Interest paid .............................   $  282,484   $   67,958   $  2,088,000
Equipment purchased under capital leases      $  687,588   $   24,851   $        -
Conversion of note payable to license .....   $        -   $       -    $  3,000,000
Assignment of leases in connection with the
   Agreement ..............................   $        -   $       -    $    584,018
Cancelation of note receivable ............   $  103,500   $       -    $    266,933

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8. SUBSEQUENT EVENT

         The employment of all but one of the Company's current employees was terminated effective August 31, 1997. Immediately following the expiration of all options outstanding pursuant to the 1990 Stock Option Plan, the plan shall terminate.

         On September 25, 1997, the Company entered into a licensing arrangement with TDK to license its technology. The Company received a nonrefundable payment of $1.5 million on September 26, 1997. This payment is subject to a 10% withholding tax by the Japanese authorities.

                                EXHIBIT INDEX
                                -------------

                Exhibit
                Number        Description
                --------      -----------
                3.1(5)        Restated Articles of Incorporation of
                              Registrant.

                3.2(1)        Amended and Restated Bylaws of Registrant.

                10.1(1)(4)    1990 Stock Plan and Form of Option Agreement.

                10.2(1) Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

                10.3(1) Lease Agreement, dated November 28, 1983, between the Company and The Sobrato Group, together with amendments thereto.

                Exhibit
                Number        Description
                --------      -----------
                10.4(1)(2)    License Agreement, dated September 23, 1991,
                              between the Company and Maxtor Corporation, as
                              amended.

                10.5(1)(2)    License Agreement, dated February 28, 1991,
                              between the Company and Fujitsu Limited, as
                              amended.

                10.6(1)(2)    Manufacturing License Agreement, dated August 26,
                              1988, between the Company and Denki Kagaku Kogyo
                              Kabushiki Kaisha, as amended.

                10.7(1)(2)    License Agreement, dated June 1, 1993, between the
                              Company and International Business Machines
                              Corporation.

                10.8(1)       Denka Promissory Note.

                10.9(3) License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.

                10.10(5)      License Agreement, dated June 19, 1995, between
                              Contact Recording Technology, Inc. and the
                              Company.

                10.11(2)      License Agreement, dated August 7, 1995, between
                              NEC Corporation and the Company.

                10.12(6) Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and the Company.

                10.13(2)      License Agreement, dated August 12, 1996, between
                              Western Digital and the Company.

                10.14(7) Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The Sobrato Group,
                              Censtor Corp. and Read-Rite Corp.

                10.15(7)      Fifth Amendment to Manufacturing License
                              Agreement, dated February 22, 1996, with Denki
                              Kagaku Kogyo Kabushiki Kaisha.

                10.16(7)      Amendment to Terms of Debentures, dated February
                              22, 1996, with Denki Kagaku Kogyo Kabushiki
                              Kaisha.

                10.17(7)      License Agreement, dated July 18, 1996, between
                              Read-Rite Corporation and the Company.

                10.18         Agreement between I.P. Managers, Inc. and the
                              Company dated July 31, 1997.


                Exhibit
                Number        Description
                --------      -----------
                10.19         Incentive Compensation Agreement between the
                              Company and Sabine Austin, dated July 29, 1997.

                24            Power of Attorney (see signature page)

                27            Financial Data Schedule

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

(7) Incorporated by reference to exhibits filed with Registrant's Annual report on Form 10-K for the year ended June 30, 1996.