Form 10-Q
period 1997-09-30
CENSTOR CORP /CA/
filed 1997-11-07
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1997 or

  --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)

              California                                        94-2775712

    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)
  540 N. Santa Cruz Ave., Suite #277
        Los Gatos, California                                     95030

address of principal executive offices)                         (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                              OUTSTANDING AT SEPTEMBER 30, 1997
Common Stock - no par value                               8,523,751

                                  CENSTOR CORP.

                                      INDEX

                                                                                      Page No.

                 PART I.  FINANCIAL INFORMATION

Item 1           Financial Statements:

                    Condensed Consolidated Balance Sheets
                    June 30, 1997 and September 30, 1997 (unaudited)                      3

                    Condensed Consolidated Statements of Operations (unaudited)
                    three months ended September 30, 1996 and 1997                        4

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                    three months ended September 30, 1996 and 1997                        5

                    Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      8


                 PART II.  OTHER INFORMATION


Item 6           Exhibits and Reports on Form 8-K                                        10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,       SEPTEMBER 30,
                  ASSETS                            1997               1997
                                                -------------     -------------
                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents                  $     799,928     $   1,753,148
     Receivables and prepaid expenses                  44,538            38,280
                                                -------------     -------------
Total current assets                                  844,466         1,791,428

Deposits and other assets                              10,516             8,394
                                                -------------     -------------
Total assets                                    $     854,982     $   1,799,822
                                                =============     =============
  LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable                           $      66,372     $     261,998
     Deferred revenue                               1,583,333         1,333,333
     Other current liabilities                        139,076            56,842
                                                -------------     -------------
Total current liabilities                           1,788,781         1,652,173

Long-term obligations:
     Deferred revenue                               5,333,335         5,000,002
     Restructured debt obligation                  12,679,377        12,679,377

Net capital deficiency:
     Preferred stock                               32,509,031        32,509,031
     Common stock                                  50,241,660        50,230,850
     Warrants to purchase shares of                   253,050           253,050
     preferred stock
     Capital surplus                                2,263,708         2,263,708
     Accumulated deficit                         (104,203,150)     (102,788,369)
                                                -------------     -------------
                                                  (18,935,701)      (17,531,730)
     Notes receivable from shareholders               (10,810)               --
                                                -------------     -------------
Net capital deficiency                            (18,946,511)      (17,531,730)
                                                -------------     -------------
Total liabilities and net capital deficiency    $     854,982     $   1,799,822
                                                =============     =============


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1996           1997
                                                    -----------    ------------
Revenues - license fees                             $   838,333     $ 2,083,333

Costs and expenses:
     Selling, general, and administrative               550,128         519,791
                                                    -----------     -----------
Total expenses                                          550,128         519,791
                                                    -----------     -----------

Operating income                                        288,205       1,563,542

Interest and other income, net                        1,497,358           1,239
                                                    -----------     -----------
Income before income tax expense                      1,785,563       1,564,781

Income tax expense                                      600,000         150,000
                                                    -----------     -----------

Net income                                          $ 1,185,563     $ 1,414,781
                                                    ===========     ===========

Net income per share                                $      0.05     $      0.06
                                                    ===========     ===========

Weighted average number of shares used in
computing per share amounts (in thousands)               24,291          23,512
                                                    ===========     ===========






     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
Operating activities:                                   1996           1997
                                                     -----------    ------------
Net income                                           $ 1,185,563    $ 1,414,781
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                        13,878          2,122
     Gain on transfer of research and development     (1,596,706)            --
     operation
     Interest on subordinated  debentures                191,066             --
     Changes in assets and liabilities:
          Receivables and prepaid expenses            (2,447,145)         6,258
          Accounts payable                              (694,983)       195,626
          Deferred revenue                             7,166,667       (583,333)
          Other current liabilities                      121,792        (82,234)
                                                     -----------    -----------
                                                       2,754,569       (461,561)
                                                     -----------    -----------
Net cash provided by operating activities              3,940,132        953,220

Investing activities:
Deposits and other assets                                122,220             --
Proceeds from sale of fixed assets and transfer of
  assembled workforce                                  1,025,000             --
                                                     -----------    -----------
Net cash provided by investing activities              1,147,220             --
                                                     -----------    -----------

Financing activities:
Proceeds from issuance of short-term debt                350,000             --
Principal payments of short- and long-term debt       (5,447,920)            --

Principal payments under capital leases                  (23,825)            --
                                                     -----------    -----------
Net cash used in financing activities                 (5,121,745)            --
                                                     -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                            (34,393)       953,220
Cash and cash equivalents at beginning of period         199,998        799,928
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   165,605    $ 1,753,148
                                                     ===========    ===========

Supplemental disclosure of noncash financing
  activities:
Conversion of note payable to license                $ 3,000,000    $        --
Assignment of leases in connection with
  sale of assets                                     $   584,018    $        --
Cancellation of shareholder notes
  receivable                                         $        --    $    10,810



     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS ACTIVITIES:

        The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1998. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        During this fiscal quarter, the employment of four of the remaining five employees of the Company was terminated. The one remaining employee is responsible for the finance and administrative duties for the company while outside sources will be utilized for the Company's intellectual property management duties. Two of these companies are Teklicon, Inc. ("Teklicon") and I.
P. Managers, Inc. ("IPM"). IPM has relationships with intellectual property law firms and has an exclusive contract with Teklicon, a high technology consulting firm specializing in consulting and expert witness services to the legal profession. Teklicon will perform marketing and technology due diligence and IPM will provide the legal services.

NOTE 2 -- NET INCOME PER SHARE:

        Net income per share is computed based upon the weighted average number of shares outstanding of the Company's common stock and convertible preferred stock on an if-converted basis, and dilutive common stock equivalents from the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents from stock options and warrants are excluded from the computation if their effect is antidilutive. The Company's common stock equivalent shares were antidilutive for the three month periods ended September 30, 1996 and 1997, and accordingly, were not included in the weighted average number of shares.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements for calculating primary income per share, the dilutive effect of convertible preferred stock will be excluded. The impact is expected to result in an increase in primary income per share for the three month period ended September 30, 1996 of $0.08 per share and an increase of $0.11 per share for the three month period ended September 30, 1997. Diluted earnings per share are not materially different from net income per share amounts reported for the quarters ended September 30, 1996 and 1997.

NOTE 3 -- INCOME TAXES:

        The Company has recorded an income tax expense of $150,000 for the quarter ended September 30, 1997, relating to the 10% Japanese withholding tax on the sale of a license. The Company recorded an income tax provision of

$600,000 for the quarter ended September 30, 1996. The provision relates to the Company's estimated alternative minimum tax liability on earnings for the three months ended September 30, 1996.


NOTE 4 -- LICENSE ARRANGEMENTS:

        On September 25, 1997, the Company entered into a licensing arrangement with TDK Corporation, a Japanese component manufacturer, to license its technology. The Company received a nonrefundable payment of $1.5 million on September 26, 1997. This payment is subject to a 10% withholding tax by the Japanese authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following contains projections or other forward-looking statements regarding future events or the future financial performance of Censtor Corp. ("Censtor" or the "Company"), including statements related to Censtor's 1998 operating plans, sale of licenses by the Company and future Censtor operating expenses and cash flows. Actual events or results may differ materially as a result of risks and uncertainties, including those set forth in documents the Company files from time to time with the Securities and Exchange Commission, including the Company's last filed Form 10-K.

        In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

        The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and, as of September 30, 1997, had an accumulated deficit of $102.8 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

        Censtor's operating plans for fiscal 1998 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through sales of additional licenses such as the one entered into between the Company and TDK Corporation ("TDK") in September 1997. There can be no assurance that the Company will be able to sustain its operations beyond 1998 without the sale of such additional licenses.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements.

        During the quarter ended September 30, 1997, the Company did not engage in any financing or investing activities. In comparison, in the quarter ended September 30, 1996, the Company used net cash from financing activities of $5.1 million, primarily from the repayment of $5.4 million on notes payable. The Company generated cash from investing activities of $1.1 million in the quarter ended September 30, 1996 from the transaction with Read-Rite Corporation ("Read-Rite"). During the quarter ended September 30, 1997, the Company generated cash in its operations of $953,000, primarily from the sale of a license. The Company generated cash in its operations of $3.9 million in the quarter ended September 30, 1996, primarily from the receipt of $5.5 million of the license fee from Read-Rite, a significant portion of which was recorded as deferred revenue offset by operating expenses and changes in operating net assets. As of September 30, 1997, the Company had working capital of approximately $139,000.

        The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees. The Company believes the cash received from the license agreement with TDK will enable it to fund its planned operations through fiscal 1998. The Company's commitments for cash payments in fiscal year 1998 are primarily for operating expenses, which, going forward, may include significant litigation expense.

RESULTS OF OPERATIONS

        Revenues

        The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. Revenue for the quarter ended September 30, 1997 was $2.1 million, relating to the recognition of deferred revenue associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997 and the new license with TDK entered into this quarter. Revenues of $838,000 for the quarter ended September 30, 1996, related to the recognition of deferred revenues associated with the licenses sold to Read-Rite and WD.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased from $550,000 for the quarter ended September 30, 1996 to $520,000 in the quarter ended September 30, 1997. This decrease was largely the result of lower headcount.

        Interest and Other Income, Net

        Interest and other income, net, for the quarter ended September 30, 1997 was $1,200 as compared to $1.5 million for the quarter ended September 30, 1996 which included a gain of $1.6 million relating to the transaction with Read-Rite. Of this $1.6 million gain, $899,000 related to the forgiveness of certain promissory notes and $698,000 related to the gain on sale of fixed assets and the transfer of the Company's workforce, and the recognition of a deferred gain of $250,000 related to the sale of fixed assets not connected with Read-Rite.

        Income Taxes

        The Company has recorded an income tax expense of $150,000 for the quarter ended September 30, 1997, relating to the 10% Japanese withholding tax on the sale of a license in September 1997. In the quarter ended September 30, 1996, the Company recorded an income tax provision of $600,000 relating to the Company's estimated alternative minimum tax liability on earnings for the three months ended September 30, 1996.

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

                           Exhibit
                Number     Description
               -------     -----------
                3.1(5)     Restated Articles of Incorporation of Registrant.
                3.2(1)     Amended and Restated Bylaws of Registrant.
               10.1(1)(4)  1990 Stock Plan and Form of Option Agreement.
               10.2(1)     Form of Indemnification Agreement entered into between the Company and each of its directors and officers.
               10.3(1)     Lease Agreement, dated November 28, 1983, between the Company and The Sobrato
                           Group, together with amendments thereto.
               10.4(1)(2)  License Agreement, dated September 23, 1991, between the Company and Maxtor
                           Corporation, as amended.
               10.5(1)(2)  License Agreement, dated February 28, 1991, between the Company and Fujitsu
                           Limited, as amended.
               10.6(1)(2)  Manufacturing License Agreement, dated August 26, 1988, between the Company and
                           Denki Kagaku Kogyo Kabushiki Kaisha, as amended.
               10.7(1)(2)  License Agreement, dated June 1, 1993, between the Company and International
                           Business Machines Corporation.
               10.8(1)     Denka Promissory Note.
               10.9(3)     License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.
               10.10(5)    License Agreement, dated June 19, 1995, between Contact Recording
                           Technology, Inc. and the Company.
               10.11(2)    License Agreement, dated August 7, 1995, between NEC Corporation and the Company.
               10.12(6)    Agreement for Purchase and Sale of Assets by and between Read-Rite
                           Corporation and the Company.
               10.13(2)    License Agreement, dated August 12, 1996, between Western Digital and the Company.
               10.14(7)    Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The
                           Sobrato Group, Censtor Corp. and Read-Rite Corp.
               10.15(7)    Fifth Amendment to Manufacturing License Agreement, dated February 22, 1996, with
                           Denki Kagaku Kogyo Kabushiki Kaisha.
               10.16(7)    Amendment to Terms of Debentures, dated February 22, 1996, with Denki Kagaku
                           Kogyo Kabushiki Kaisha.
               10.17(7)    License Agreement, dated July 18, 1996, between Read-Rite Corporation and the
                           Company.
               10.18(8)    Agreement between I.P. Managers, Inc. and the Company dated July 31, 1997.
               10.19(8)    Incentive Compensation Agreement between the Company and Sabine Austin, dated July
                           29, 1997.
               10.20       License Agreement, dated September 25, 1997 between TDK Corporation and the
                           Company.
               27.1        Financial Data Schedule

----------
               (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

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

               (8) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CENSTOR CORP.
                                   Registrant



                                   BY:    /s/ Sabine Austin
                                          -------------------------------
                                          Sabine Austin
                                          President
                                          Chief Executive Officer





Dated:   November 7, 1997

                                 EXHIBIT INDEX
                                 -------------

                           Exhibit
                Number     Description
               -------     -----------
                3.1(5)     Restated Articles of Incorporation of Registrant.
                3.2(1)     Amended and Restated Bylaws of Registrant.
               10.1(1)(4)  1990 Stock Plan and Form of Option Agreement.
               10.2(1)     Form of Indemnification Agreement entered into between the Company and each of its directors and officers.
               10.3(1)     Lease Agreement, dated November 28, 1983, between the Company and The Sobrato
                           Group, together with amendments thereto.
               10.4(1)(2)  License Agreement, dated September 23, 1991, between the Company and Maxtor
                           Corporation, as amended.
               10.5(1)(2)  License Agreement, dated February 28, 1991, between the Company and Fujitsu
                           Limited, as amended.
               10.6(1)(2)  Manufacturing License Agreement, dated August 26, 1988, between the Company and
                           Denki Kagaku Kogyo Kabushiki Kaisha, as amended.
               10.7(1)(2)  License Agreement, dated June 1, 1993, between the Company and International
                           Business Machines Corporation.
               10.8(1)     Denka Promissory Note.
               10.9(3)     License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.
               10.10(5)    License Agreement, dated June 19, 1995, between Contact Recording
                           Technology, Inc. and the Company.
               10.11(2)    License Agreement, dated August 7, 1995, between NEC Corporation and the Company.
               10.12(6)    Agreement for Purchase and Sale of Assets by and between Read-Rite
                           Corporation and the Company.
               10.13(2)    License Agreement, dated August 12, 1996, between Western Digital and the Company.
               10.14(7)    Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The
                           Sobrato Group, Censtor Corp. and Read-Rite Corp.
               10.15(7)    Fifth Amendment to Manufacturing License Agreement, dated February 22, 1996, with
                           Denki Kagaku Kogyo Kabushiki Kaisha.
               10.16(7)    Amendment to Terms of Debentures, dated February 22, 1996, with Denki Kagaku
                           Kogyo Kabushiki Kaisha.
               10.17(7)    License Agreement, dated July 18, 1996, between Read-Rite Corporation and the
                           Company.
               10.18(8)    Agreement between I.P. Managers, Inc. and the Company dated July 31, 1997
               10.19(8)    Incentive Compensation Agreement between the Company and Sabine Austin, dated July
                           29, 1997.
               10.20       License Agreement, dated September 25, 1997 between TDK Corporation and the
                           Company.
               27.1        Financial Data Schedule

----------
               (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

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

               (8) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.