Form 10-Q
period 1997-12-31
CENSTOR CORP /CA/
filed 1998-02-11
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-25012

                                  CENSTOR CORP.
             (Exact name of registrant as specified in its charter)

                    California                            94-2775712
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number)

        540 N. Santa Cruz Ave., Suite #277
               Los Gatos, California                         95030
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

                     CLASS                      OUTSTANDING AT DECEMBER 31, 1997
          Common Stock - no par value                      8,523,751

                                  CENSTOR CORP.

                                      INDEX


                                                                                      Page No.
                                                                                      --------
                 PART I.  FINANCIAL INFORMATION

Item 1           Financial Statements:

                    Condensed Consolidated Balance Sheets
                    June 30, 1997 and December 31, 1997 (unaudited)                       3

                    Condensed Consolidated Statements of Operations (unaudited)
                    three and six months ended December 31, 1996 and 1997                 4

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                    six months ended December 31, 1996 and 1997                           5

                    Notes to Condensed Consolidated Financial Statements (unaudited)      6


Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      8


                 PART II.  OTHER INFORMATION


Item 6           Exhibits and Reports on Form 8-K                                        10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,          DECEMBER 31,
                  ASSETS                                      1997                1997
                                                         -------------       -------------
                                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                           $     799,928       $   1,320,669
     Receivables and prepaid expenses                           44,537              54,237
                                                         -------------       -------------

Total current assets                                           844,465           1,374,906

Deposits and other assets                                       10,516               7,818
                                                         -------------       -------------

Total assets                                             $     854,981       $   1,382,724
                                                         =============       =============


LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Accounts payable                                    $      66,372       $      57,434
     Deferred revenue                                        1,583,333           1,333,333
     Other current liabilities                                 139,075              78,546
                                                         -------------       -------------

Total current liabilities                                    1,788,780           1,469,313

Long-term obligations:
     Deferred revenue                                        5,333,335           4,666,669
     Restructured debt obligation                           12,679,377          12,679,377

Net capital deficiency:
     Preferred stock                                        32,509,031          32,509,031
     Common stock                                           50,241,660          50,230,850
     Warrants to purchase shares of preferred stock            253,050             253,050
     Capital surplus                                         2,263,708           2,263,708
     Accumulated deficit                                  (104,203,150)       (102,689,274)
                                                         -------------       -------------

                                                           (18,935,701)        (17,432,635)
     Notes receivable from shareholders                        (10,810)                 --
                                                         -------------       -------------

Net capital deficiency                                     (18,946,511)        (17,432,635)
                                                         -------------       -------------

Total liabilities and net capital deficiency             $     854,981       $   1,382,724
                                                         =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                             ---------------------------    --------------------------
                                                 1996            1997           1996           1997
                                             -----------     -----------    -----------    -----------
Revenues - license fees                      $ 1,083,333     $   333,333    $ 1,921,666    $ 2,416,666

Costs and expenses:
     Selling, general, and administrative        467,114         245,283      1,017,242        765,074
                                             -----------     -----------    -----------    -----------
Total expenses                                   467,114         245,283      1,017,242        765,074
                                             -----------     -----------    -----------    -----------

Operating income                                 616,219          88,050        904,424      1,651,592

Interest and other income, net                    (8,101)         11,045      1,489,257         12,284
                                             -----------     -----------    -----------    -----------
Income before income tax expense                 608,118          99,095      2,393,681      1,663,876

Income tax expense (benefit)                    (550,000)             --         50,000        150,000
                                             -----------     -----------    -----------    -----------

Net income                                   $ 1,158,118     $    99,095    $ 2,343,681    $ 1,513,876
                                             ===========     ===========    ===========    ===========

Basic net income per share                   $      0.12     $      0.01    $      0.25    $      0.18
                                             ===========     ===========    ===========    ===========

Diluted net income per share                 $      0.05     $      0.00    $      0.10    $      0.06
                                             ===========     ===========    ===========    ===========

Shares used in basic calculation
  (in thousands):                                  9,303           8,524          9,303          8,526
                                             ===========     ===========    ===========    ===========

Shares used in diluted calculation
  (in thousands):                                 14,988          14,988         14,988         14,988
                                             ===========     ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                 -----------------------------
Operating activities:                                                1996              1997
                                                                 -----------       -----------
Net income                                                       $ 2,343,681       $ 1,513,876
Adjustments to reconcile net income to net
cash provided by operating activities:
       Depreciation and amortization                                  15,266             2,698
     Gain on transfer of research and development operation       (1,596,706)               --
     Interest on subordinated  debentures                            191,066                --
     Changes in assets and liabilities:
          Receivables and prepaid expenses                        (2,160,807)           (9,700)
          Accounts payable                                          (676,506)           (8,938)
          Deferred revenue                                         6,083,334          (916,666)
          Other current liabilities                                 (424,538)          (60,529)
                                                                 -----------       -----------
                                                                   1,431,109          (993,135)
                                                                 -----------       -----------
Net cash provided by operating activities                          3,774,790           520,741

Investing activities:
Deposits and other assets                                            122,220                --
Proceeds from sale of fixed assets and transfer
  of assembled workforce                                           1,025,000                --
                                                                 -----------       -----------
Net cash provided by investing activities                          1,147,220                --
                                                                 -----------       -----------

Financing activities:
Proceeds from issuance of short-term debt                            350,000                --
Principal payments of short- and long-term debt                   (5,447,920)               --
Principal payments under capital leases                              (23,825)               --
Release of certificate of deposit in connection with leases           94,450                --
                                                                 -----------       -----------
Net cash used in financing activities                             (5,027,295)               --
                                                                 -----------       -----------

Net increase (decrease) in cash and cash equivalents                (105,285)          520,741
Cash and cash equivalents at beginning of period                     199,998           799,928
                                                                 -----------       -----------

Cash and cash equivalents at end of period                       $    94,713       $ 1,320,669
                                                                 ===========       ===========

Supplemental disclosure of noncash financing activities:
Conversion of note payable to license                            $ 3,000,000            $   --
Assignment of leases in connection with sale of assets           $   584,018            $   --
Cancellation of shareholder notes receivable                          $   --       $    10,810


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1997

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS ACTIVITIES:

        The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1998. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        During this fiscal period, the employment of four of the remaining five employees of the Company was terminated. The one remaining employee is responsible for the finance and administrative duties for the company while outside sources will be utilized for the Company's intellectual property management duties. One of these companies is I. P. Managers, Inc. ("IPM"). IPM has relationships with intellectual property law firms that will provide legal services. IPM also specializes in consulting and expert witness services to the legal profession.

NOTE 2 -- NET INCOME PER SHARE:

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    DECEMBER 31,           DECEMBER 31,
                                                ------------------      ------------------
                                                 1996        1997        1996        1997
                                                ------      ------      ------      ------
Denominator for basic earnings per share -
  weighted average shares                        9,303       8,524       9,303       8,526

Effect of dilutive securities:
Convertible preferred stock                     14,988      14,988      14,988      14,988
                                                ------      ------      ------      ------

Denominator for diluted earnings per
  share - adjusted weighted average shares
  and assumed conversions                       24,291      23,512      24,291      23,514
                                                ======      ======      ======      ======

NOTE 3 -- INCOME TAXES:

        The Company has recorded an income tax expense of $150,000 for the six months ended December 31, 1997, relating to the 10% Japanese withholding tax on the sale of a license. The Company recorded an income tax benefit of $550,000 for the quarter ended December 31, 1996 which resulted in an income tax provision of $50,000 for the six month period ended December 31, 1996. This benefit provision reflected a revision to the Company's estimate of its potential alternative minimum tax liability on earnings for the six months ended December 31, 1996.


NOTE 4 -- LICENSE ARRANGEMENTS:

        On September 25, 1997, the Company entered into a licensing arrangement with TDK Corporation, a Japanese component manufacturer, to license its technology. The Company received a nonrefundable payment of $1.5 million on September 26, 1997. This payment was subject to a 10% withholding tax by the Japanese authorities. Under the terms of the Representation Agreement between Censtor Corp. and IPM, the Company paid IPM a commission of ten percent of the net payment received by Censtor from TDK. One of the directors of the Company is also an officer and director of IPM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following contains projections or other forward-looking statements regarding future events or the future financial performance of Censtor Corp. ("Censtor" or the "Company"), including statements related to Censtor's 1998 operating plans, sale of licenses by the Company and future Censtor operating expenses and cash flows. Actual events or results may differ materially as a result of risks and uncertainties, including those set forth in documents the Company files from time to time with the Securities and Exchange Commission, including the Company's last filed Form 10-K and Form 10-Q.

        In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

        The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and, as of December 31, 1997, had an accumulated deficit of $102.7 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

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

        During the six months ended December 31, 1997, the Company did not engage in any financing or investing activities. In comparison, in the six months ended December 31, 1996, the Company used net cash from financing activities of $5.0 million, primarily from the repayment of $5.4 million on notes payable. The Company generated cash from investing activities of $1.1 million in the six months ended December 31, 1996 from sale of certain assets and the transfer of workforce to Read-Rite Corporation ("Read-Rite"). During the six months ended December 31, 1997, the Company generated cash in its operations of $521,000, primarily from the sale of a license. The Company generated cash in its operations of $3.8 million in the six months ended December 31, 1996, primarily from the receipt of $5.8 million of the license fee from Read-Rite, a significant portion of which was recorded as deferred revenue offset by operating expenses and changes in operating net assets. As of December 31, 1997, the Company had negative working capital of approximately $94,000.

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

RESULTS OF OPERATIONS

        Revenues

        The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. Revenue for the three and six month periods ended December 31, 1997 was $333,000 and $2.4 million, respectively, relating to the recognition of deferred revenue associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997 and the new license with TDK entered into in September 1997. Revenues of $1.1 million and $1.9 million for the quarter and six months ended December 31, 1996, respectively, related to the recognition of deferred revenues associated with the licenses sold to Read-Rite and WD.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased from $467,000 for the quarter ended December 31, 1996 to $245,000 in the quarter ended December 31, 1997 and from $1.0 million for the six month period ended December 31, 1996 to $765,000 for the corresponding period this year. These decreases were largely the result of lower headcount.

        Interest and Other Income, Net

        For the six month period ended December 31, 1996, interest and other income, net, included a gain of $1.6 million relating to the transaction with Read-Rite.

        Income Taxes

        The Company has recorded an income tax expense of $150,000 for the six months ended December 31, 1997, relating to the 10% Japanese withholding tax on the sale of a license in September 1997. In the quarter ended December 31, 1996, the Company recorded an income tax benefit of $550,000 which resulted in an income tax provision of $50,000 for the six month period ended December 31, 1996. This benefit provision reflected a revision to the Company's estimate of its potential alternative minimum tax liability on earnings for the six months ended December 31, 1996.

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

                             Exhibit
                Number       Description
                ------       ------------
               3.1(5)        Restated Articles of Incorporation of Registrant.
               3.2(1)        Amended and Restated Bylaws of Registrant.
               10.1(1)(4)    1990 Stock Plan and Form of Option Agreement.
               10.2(1)       Form of Indemnification Agreement entered into
                             between the Company and each of its directors and
                             officers.
               10.3          (1) Lease Agreement, dated November 28, 1983,
                             between the Company and The Sobrato Group, together
                             with amendments thereto.
               10.4(1)(2)    License Agreement, dated September 23, 1991,
                             between the Company and Maxtor Corporation, as
                             amended.
               10.5(1)(2)    License Agreement, dated February 28, 1991, between
                             the Company and Fujitsu Limited, as amended.
               10.6(1)(2)    Manufacturing License Agreement, dated August 26,
                             1988, between the Company and Denki Kagaku Kogyo
                             Kabushiki Kaisha, as amended.
               10.7(1)(2)    License Agreement, dated June 1, 1993, between the
                             Company and International Business Machines
                             Corporation.
               10.8(1)       Denka Promissory Note.
               10.9(3)       License Agreement, dated December 19, 1994, between
                             Hitachi, Ltd. and the Company.
               10.10(5)      License Agreement, dated June 19, 1995, between
                             Contact Recording Technology, Inc. and the Company.
               10.11(2)      License Agreement, dated August 7, 1995, between
                             NEC Corporation and the Company.
               10.12(6)      Agreement for Purchase and Sale of Assets by and
                             between Read-Rite Corporation and the Company.
               10.13(2)      License Agreement, dated August 12, 1996, between
                             Western Digital and the Company.
               10.14(7)      Assignment of Lease and Consent to Assignment,
                             dated July 2, 1996, between The Sobrato Group,
                             Censtor Corp. and Read-Rite Corp.
               10.15(7)      Fifth Amendment to Manufacturing License Agreement,
                             dated February 22, 1996, with Denki Kagaku Kogyo
                             Kabushiki Kaisha.
               10.16(7)      Amendment to Terms of Debentures, dated February
                             22, 1996, with Denki Kagaku Kogyo Kabushiki Kaisha.
               10.17(7)      License Agreement, dated July 18, 1996, between
                             Read-Rite Corporation and the Company.
               10.18(8)      Agreement between I.P. Managers, Inc. and the
                             Company dated July 31, 1997.
               10.19(8)      Incentive Compensation Agreement between the
                             Company and Sabine Austin, dated July 29, 1997.
               10.20(9)      License Agreement, dated September 25, 1997 between
                             TDK Corporation and the Company.
               27.1          Financial Data Schedule

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

               (9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

          (b) Reports on Form 8-K.

               None.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CENSTOR CORP.
                                        Registrant



                                        BY:   /s/ Sabine Austin
                                            ------------------------------------
                                              Sabine Austin
                                              President
                                              Chief Executive Officer





Dated:   February 13, 1998

                                EXHIBIT INDEX



                             Exhibit
                Number       Description
                ------       ------------
               3.1(5)        Restated Articles of Incorporation of Registrant.
               3.2(1)        Amended and Restated Bylaws of Registrant.
               10.1(1)(4)    1990 Stock Plan and Form of Option Agreement.
               10.2(1)       Form of Indemnification Agreement entered into
                             between the Company and each of its directors and
                             officers.
               10.3          (1) Lease Agreement, dated November 28, 1983,
                             between the Company and The Sobrato Group, together
                             with amendments thereto.
               10.4(1)(2)    License Agreement, dated September 23, 1991,
                             between the Company and Maxtor Corporation, as
                             amended.
               10.5(1)(2)    License Agreement, dated February 28, 1991, between
                             the Company and Fujitsu Limited, as amended.
               10.6(1)(2)    Manufacturing License Agreement, dated August 26,
                             1988, between the Company and Denki Kagaku Kogyo
                             Kabushiki Kaisha, as amended.
               10.7(1)(2)    License Agreement, dated June 1, 1993, between the
                             Company and International Business Machines
                             Corporation.
               10.8(1)       Denka Promissory Note.
               10.9(3)       License Agreement, dated December 19, 1994, between
                             Hitachi, Ltd. and the Company.
               10.10(5)      License Agreement, dated June 19, 1995, between
                             Contact Recording Technology, Inc. and the Company.
               10.11(2)      License Agreement, dated August 7, 1995, between
                             NEC Corporation and the Company.
               10.12(6)      Agreement for Purchase and Sale of Assets by and
                             between Read-Rite Corporation and the Company.
               10.13(2)      License Agreement, dated August 12, 1996, between
                             Western Digital and the Company.
               10.14(7)      Assignment of Lease and Consent to Assignment,
                             dated July 2, 1996, between The Sobrato Group,
                             Censtor Corp. and Read-Rite Corp.
               10.15(7)      Fifth Amendment to Manufacturing License Agreement,
                             dated February 22, 1996, with Denki Kagaku Kogyo
                             Kabushiki Kaisha.
               10.16(7)      Amendment to Terms of Debentures, dated February
                             22, 1996, with Denki Kagaku Kogyo Kabushiki Kaisha.
               10.17(7)      License Agreement, dated July 18, 1996, between
                             Read-Rite Corporation and the Company.
               10.18(8)      Agreement between I.P. Managers, Inc. and the
                             Company dated July 31, 1997.
               10.19(8)      Incentive Compensation Agreement between the
                             Company and Sabine Austin, dated July 29, 1997.
               10.20(9)      License Agreement, dated September 25, 1997 between
                             TDK Corporation and the Company.
               27.1          Financial Data Schedule

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

               (9) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.