Form 10-Q
period 1998-03-31
CENSTOR CORP /CA/
filed 1998-05-06
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: March 31, 1998 or

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

           CLASS                               OUTSTANDING AT MARCH 31, 1998
Common Stock - no par value                              8,523,751

                                  CENSTOR CORP.

                                      INDEX

                                                                             Page No.
         PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

              Condensed Consolidated Balance Sheets
              June 30, 1997 and March 31, 1998 (unaudited)                      3

              Condensed Consolidated Statements of Operations (unaudited)
              three and nine months ended March 31, 1997 and 1998               4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              nine months ended March 31, 1997 and 1998                         5

              Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    8


         PART II.  OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K                                       10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,           MARCH 31,
                      ASSETS                                  1997               1998
                                                         -------------       -------------
                                                                    (UNAUDITED)
Current assets:
     Cash and cash equivalents                           $     799,928       $   1,100,546
     Receivables and prepaid expenses                           44,537              19,266
                                                         -------------       -------------

Total current assets                                           844,465           1,119,812

Deposits and other assets                                       10,516               4,481
                                                         -------------       -------------

Total assets                                             $     854,981       $   1,124,293
                                                         =============       =============


      LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Accounts payable                                    $      66,372       $      60,852
     Deferred revenue                                        1,583,333           1,333,333
     Other current liabilities                                 139,075              88,671
                                                         -------------       -------------

Total current liabilities                                    1,788,780           1,482,856

Long-term obligations:
     Deferred revenue                                        5,333,335           4,333,336
     Restructured debt obligation                           12,679,377          12,679,377

Net capital deficiency:
     Preferred stock                                        32,509,031          32,509,031
     Common stock                                           50,241,660          50,230,850
     Warrants to purchase shares of preferred stock            253,050             253,050
     Capital surplus                                         2,263,708           2,263,708
     Accumulated deficit                                  (104,203,150)       (102,627,915)
                                                         -------------       -------------

                                                           (18,935,701)        (17,371,276)
     Notes receivable from shareholders                        (10,810)                 --
                                                         -------------       -------------

Net capital deficiency                                     (18,946,511)        (17,371,276)
                                                         -------------       -------------

Total liabilities and net capital deficiency             $     854,981       $   1,124,293
                                                         =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 MARCH 31,                            MARCH 31,
                                                        -----------------------------      ----------------------------
                                                           1997               1998             1997            1998
                                                        -----------       -----------      -----------      -----------
Revenues - license fees                                 $ 1,083,333       $   333,333      $ 3,004,999      $ 2,749,999

Costs and expenses:
     Selling, general, and administrative                   453,864           277,085        1,471,106        1,042,159
                                                        -----------       -----------      -----------      -----------
Total expenses                                              453,864           277,085        1,471,106        1,042,159
                                                        -----------       -----------      -----------      -----------

Operating income                                            629,469            56,248        1,533,893        1,707,840

Interest and other income (expense), net                    (11,429)            5,112        1,477,828           17,395
                                                        -----------       -----------      -----------      -----------
Income before income tax expense                            618,040            61,360        3,011,721        1,725,236

Income tax expense                                           18,333                --           68,333          150,000
                                                        -----------       -----------      -----------      -----------

Net income                                              $   599,707       $    61,360      $ 2,943,388      $ 1,575,235
                                                        ===========       ===========      ===========      ===========

Basic net income per share                              $      0.06       $      0.01      $      0.32      $      0.18
                                                        ===========       ===========      ===========      ===========

Diluted net income per share                            $      0.02       $      0.00      $      0.12      $      0.07
                                                        ===========       ===========      ===========      ===========

Shares used in basic calculation (in thousands):              9,303             8,524            9,303            8,525
                                                        ===========       ===========      ===========      ===========

Shares used in diluted calculation (in thousands):           24,291            23,512           24,291           23,513
                                                        ===========       ===========      ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            -----------------------------
                                                                               1997               1998
                                                                            -----------       -----------
Operating activities:
Net income                                                                  $ 2,943,388       $ 1,575,235
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               16,655             6,035
     Gain on transfer of research and development operation                  (1,596,706)               --
     Interest on subordinated  debentures                                       191,066                --
     Changes in assets and liabilities:
          Receivables and prepaid expenses                                   (1,664,593)           25,271
          Accounts payable                                                     (659,720)           (5,520)
          Deferred revenue                                                    5,000,001        (1,249,999)
          Other current liabilities                                            (411,929)          (50,404)
                                                                            -----------       -----------
                                                                                874,774        (1,274,617)
                                                                            -----------       -----------
Net cash provided by operating activities                                     3,818,162           300,618

Investing activities:
Deposits and other assets                                                       122,220                --
Proceeds from sale of fixed assets and transfer of assembled workforce        1,025,000                --
                                                                            -----------       -----------
Net cash provided by investing activities                                     1,147,220                --
                                                                            -----------       -----------

Financing activities:
Proceeds from issuance of short-term debt                                       350,000                --
Principal payments of short- and long-term debt                              (5,447,920)               --
Principal payments under capital leases                                         (23,825)               --
Release of certificate of deposit in connection                                  94,450                --
with leases
                                                                            -----------       -----------
Net cash used in financing activities                                        (5,027,295)               --
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents                            (61,913)          300,618
Cash and cash equivalents at beginning of period                                199,998           799,928
                                                                            -----------       -----------

Cash and cash equivalents at end of period                                  $   138,085       $ 1,100,546
                                                                            ===========       ===========

Supplemental disclosure of noncash financing activities:
Conversion of note payable to license                                       $ 3,000,000       $        --
Assignment of leases in connection with sale of assets                      $   584,018       $        --
Cancellation of shareholder notes receivable                                $        --       $    10,810



     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS ACTIVITIES:

         The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1998. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        MARCH 31,              MARCH 31,
                                                  ------------------      ------------------
                                                   1997        1998        1997        1998
                                                  ------      ------      ------      ------
Denominator for basic earnings per share -
weighted average shares                            9,303       8,524       9,303       8,525

Effect of dilutive securities:
Convertible preferred stock                       14,988      14,988      14,988      14,988
                                                  ------      ------      ------      ------

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
conversions                                       24,291      23,512      24,291      23,513
                                                  ======      ======      ======      ======

NOTE 3 -- INCOME TAXES:

         The Company has recorded an income tax expense of $150,000 for the nine months ended March 31, 1998, relating to the 10% Japanese withholding tax on the sale of a license. The Company recorded income tax expense of $68,000 for the quarter ended March 31, 1997 reflecting the Company's estimate of its potential alternative minimum tax liability on earnings for the nine months ended March 31, 1997.


NOTE 4 -- LICENSE ARRANGEMENTS:

         On September 25, 1997, the Company entered into a licensing arrangement with TDK Corporation, a Japanese component manufacturer, to license its technology. The Company received a nonrefundable payment of $1.5 million on September 26, 1997. This payment was subject to a 10% withholding tax by the Japanese authorities. Under the terms of the Representation Agreement between Censtor and IPM, the Company paid IPM a commission of ten percent of the net payment received by Censtor from TDK. One of the directors of the Company is also an officer and director of IPM.

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

OVERVIEW

         The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and, as of March 31, 1998, had an accumulated deficit of $102.6 million. There can be no assurance that the Company will be able to sustain its recent profitability of the last year or achieve or sustain significant revenues or profitability in the future.

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

         During the nine months ended March 31, 1998, the Company did not engage in any financing or investing activities. In comparison, in the nine months ended March 31, 1997, the Company used net cash from financing activities of $5.0 million, primarily for the repayment of $5.4 million on notes payable. The Company generated cash from investing activities of $1.1 million in the nine months ended March 31, 1997 from sale of certain assets and the transfer of its workforce to Read-Rite Corporation ("Read-Rite"). During the nine months ended March 31, 1998, the Company generated cash in its operations of $301,000, primarily from the sale of a license, offset by operating expenses. The Company generated cash in its operations of $3.8 million in the nine months ended March 31, 1997, primarily from the receipt of $5.8 million of license fees from Read-Rite, a significant portion of which was recorded as deferred revenue offset by operating expenses and changes in operating net assets. As of March 31, 1998, the Company had negative working capital of approximately $363,000.

         The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees. The Company believes the cash received from the license agreement with TDK will enable it to fund its planned operations through calendar 1998. The Company's commitments for cash payments in calendar year 1998 are primarily for operating expenses, which, going forward, may include significant litigation expense related to exploitation of the Company's intellectual property rights through licensing or other strategic transactions with disk drive manufacturers or other companies.

RESULTS OF OPERATIONS

         Revenues

         The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. Revenue for the three and nine month periods ended March 31, 1998 was $333,000 and $2.7 million, respectively, relating to the recognition of deferred revenue associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997 and the new license with TDK entered into in September 1997. Revenues of $1.1 million and $3.0 million for the quarter and nine months ended March 31, 1997, respectively, related to the recognition of deferred revenues associated with the licenses sold to Read-Rite and WD.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $454,000 for the quarter ended March 31, 1997 to $277,000 in the quarter ended March 31, 1998 and from $1.5 million for the nine month period ended March 31, 1997 to $1.0 million for the corresponding period this year. These decreases were largely the result of lower headcount.

         Interest and Other Income, Net

         For the nine month period ended March 31, 1997, interest and other income, net, included a gain of $1.6 million relating to the transaction with Read-Rite.

         Income Taxes

         The Company has recorded an income tax expense of $150,000 for the nine months ended March 31, 1998, relating to the 10% Japanese withholding tax on the sale of a license in September 1997. In the quarter ended March 31, 1997, the Company recorded an income tax expense of $18,000 which resulted in an income tax provision of $68,000 for the nine month period ended March 31, 1997.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                                    Exhibit
                   Number           Description
                   ------           -----------
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


                                       CENSTOR CORP.
                                       Registrant



                                       BY: /s/ Sabine Austin
                                           ------------------------------------
                                           Sabine Austin
                                           President,
                                           Chief Executive Officer and Principal
                                           Financial Officer



Dated:   May 6, 1998

                                 EXHIBIT INDEX



                                    Exhibit
                   Number           Description
                   ------           -----------
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

                  27.2              Restated Financial Data Schedule

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