Form 10-K405
period 1998-06-30
CENSTOR CORP /CA/
filed 1998-09-22
CIK 932094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the fiscal year ended: June 30, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of September 15, 1998 was $35,833,788. This valuation is based on the fair market value of the Registrant's stock as determined by the Registrant's Board of Directors at the time of issuance of such stock and may not reflect current fair market value.

        At September 15, 1998 registrant had outstanding 8,523,751 shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

        The statements in this Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of important factors, including for example, the Company's ability to exploit its portfolio of licenses, failure of the Company's licensees to perform under existing or future licenses, the development of competing technology and the risks associated with protecting the Company's intellectual property rights from adverse claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        GENERAL

        Censtor was incorporated in 1981, and until early calendar 1996, had been focused on developing technology for and manufacturing high performance contact recording heads and media for the computer disk drive industry. The Company was unable to raise the capital required to pursue its former strategy of manufacturing contact recording heads and, accordingly, on July 18, 1996, the Company completed a transaction with Read-Rite Corporation ("Read-Rite") to concentrate its efforts on licensing rather than licensing and manufacturing. The transaction with Read-Rite (the "Read-Rite Transaction") involved the purchase by Read-Rite of Censtor's manufacturing and research and development operations including the tangible assets, contracts and lease liabilities related thereto together with a grant by Censtor to Read-Rite of a non-exclusive license to Censtor's patents and other intellectual property rights related to the Company's technology.

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

        The Company's present business model calls for the Company to license contact, pseudo-contact and suspension recording technologies to disk drive manufacturers. Currently, Censtor has sold licenses to nine disk drive and disk drive component manufacturers (IBM, Fujitsu, Hitachi, Maxtor, NEC, Western Digital, Denka, Read-Rite and TDK) who bought the licenses based upon their expectations that the Company's technologies may be used in the future or because they recognized they were utilizing Censtor's technology. In July 1998 Censtor filed a complaint for patent infringement against JTS Corporation ("JTS") seeking to enforce the Company's patent rights. JTS has generally denied the allegations. The Company believes Western Digital has breached its license agreement with the Company. The Company is seeking to enforce its rights through arbitration with Western Digital.

        BUSINESS STRATEGY

        Censtor's strategy is to perfect its patent protection and rights to proprietary disk drive technology developed by it over the last 17 years, and to exploit that technology through licensing or other strategic transactions with disk drive manufacturers and other related companies. The Company has been unsuccessful in its efforts to sell licenses to the Company's technology to some prospective licensees who, in management's opinion, are infringing the Company's patents. Accordingly, at the beginning of fiscal 1998, management and the Board of Directors concluded that the Company would benefit from leadership with extensive experience in patent enforcement. Management has sought, and found, such capability in, and has entered into a relationship with I. P. Managers, Inc. ("IPM"). Management believes the Company's arrangement with IPM will provide the best available leadership while minimizing the short term cash obligations of the Company while it seeks to complete new license agreements and collect royalties from existing licensees.

        MAINTENANCE AND ENHANCEMENT OF PATENT PORTFOLIO

        To protect and enhance its large investment in head and media development, the Company maintains an aggressive patent prosecution strategy and has obtained several patents covering low mass recording heads. The Company's patent portfolio currently includes 20 issued United States patents, 15 pending United States patent applications, 12 foreign patents and 10 foreign patent applications.

        COMPETITION AND TECHNOLOGICAL CHANGE

        The disk drive component industry is intensely competitive. Participants in the industry include both independent component suppliers as well as large disk drive and computer manufacturers that supply their internal component requirements. These companies have greater financial, marketing and technological resources than Censtor. The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical, semiconductor or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's technology can provide, which could render the Company's technology noncompetitive or obsolete, thereby adversely affecting the Company's results of operations.

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

        LICENSES WITH DISK DRIVE AND COMPONENT MANUFACTURERS

        The Company has entered into license agreements with six of the approximately twenty-five disk drive manufacturers in the world: IBM, Fujitsu, Hitachi, Maxtor, NEC and Western Digital, and with three component manufacturers
- Denka, Read-Rite and TDK. The Company has executed license agreements with initial license fees of $27.0 million and has received $7.5 million of non-refundable advance royalty payments from these licensees. Some of these agreements provide that no future licenses granted by the Company will be more favorable than the existing licenses and that the licensee may grant restricted sub-licenses to component suppliers. Others permit the licensees to acquire the right to appoint subcontractors in exchange for the payment of additional license fees and royalties. The specific terms of the license agreements vary depending on when the licenses were entered into, whether or not the Company has rights to future royalty payments from certain of the licensees, whether the license extends to not only the Company's patents but also its trade secret information, and whether the licensee is expected to become a component supplier.

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

        HUMAN RESOURCES

        As of June 30, 1998, the Company had two part-time employees. One is responsible for the finance and administrative duties for the Company while the other is responsible for all other management duties of the Company including the Company's intellectual property management duties.

        EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company as of June 30, 1998, are as follows:

NAME                            AGE    POSITION
Gary J. Summers                  55    Chief Executive Officer, Chairman of the Board and
                                       Director

Sabine Austin                    39    President, Chief Financial Officer, Corporate Secretary
                                       and Director

Michael R. Morgan                56    Director

        GARY J. SUMMERS has been a member of the Company's Board of Directors since September 1997. In June 1998 he was also appointed Chairman of the Board and Chief Executive Officer of Censtor. Since November 1997, he has been President of IPM. From 1985 through November 1997, he was President, Chief Executive Officer and Founder of Teklicon, Inc., a high technology consulting firm and wholly owned subsidiary of Forensic Technologies International Corporation, that provides consulting and expert witness services to the legal profession. During the last 12 years, Mr. Summers has focused on high technology intellectual property litigation, ADR and licensing services in the areas of complex technologies such as semiconductors, computer systems, software, mechanical and chemical systems and telecommunications. He is a member of IEEE, ETA Kappa Nu, Tau Beta Pi and the American Board of Certified Forensic Examiners. He received his BSEE and MSEE degrees from the University of Houston in 1969 and 1970, respectively.

        SABINE AUSTIN has been President, Chief Financial Officer and Corporate Secretary of Censtor Corp. and a member of the Board of Directors since September 1997. From September 1997 to June 1998, she was also Chief Executive Officer. She joined the Company in March 1987 as a cost accountant and financial analyst and became Manager of Finance and Administration in August 1989 and Finance Director in January 1996. Ms. Austin received her BA degree in Math-Econometrics from the University of California at Santa Barbara in 1981 and an MBA from Santa Clara University in 1986.

        MICHAEL R. MORGAN has been a member of the Company's Board of Directors since May 1998. He has been a practitioner of law in California since 1980. From 1980 until 1983 he was corporate counsel, tax counsel and financial consultant to an individual and his controlled entities. Since then he has been in private practice in partnership with the law firm of Morgan and Posilippo. Prior to 1980, he was a tax professional with the Internal Revenue Service from 1968 to 1973, with Arthur Andersen and Company from June 1973 until October 1977, and with Touche Ross and Company from October 1977 until June 1980. Mr. Morgan graduated from the University of San Francisco, School of Law, in 1972 and earned his Bachelor of Arts in Accounting from San Francisco State University in 1968. He is also a California Certified Public Accountant.

ITEM 2. PROPERTIES

        Until August 21, 1997, the Company's corporate offices consisted of approximately 2,000 square feet of office space located in San Jose, California. The Company's lease on this facility was to expire on May 2, 1999, however, the landlord terminated this lease effective December 11, 1997 since the Company moved to a smaller location in Los Gatos, California.

ITEM 3. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  SHAREHOLDER
          MATTERS

        As of June 30, 1998, the Company had outstanding 8,523,751 shares of common stock held by 147 shareholders, 6,617,299 shares of Series A Preferred Stock held by 15 shareholders and 8,370,508 shares of Series B Convertible Preferred Stock held by 552 shareholders. There is no established public trading market for any class of the Company's equity securities.

        The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The holders of Preferred Stock are entitled to certain preferences with respect to dividends and other preferences.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Fiscal Year Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                        1994                1995                1996                1997                1998
                                   -------------       -------------       -------------       -------------       -------------

STATEMENT OF OPERATIONS DATA:
    License revenues               $   7,845,799       $   3,515,472       $   3,202,704       $   4,088,332       $   3,083,335

Expenses:
    Research and development          11,723,752          11,448,501           8,261,638                  --                  --
    Selling, general &                 2,372,255           2,846,235           2,393,233           1,799,046           1,226,501
    administrative
                                   -------------       -------------       -------------       -------------       -------------
       Total expenses                 14,096,007          14,294,736          10,654,871           1,799,046           1,226,501
                                   -------------       -------------       -------------       -------------       -------------
Operating income (loss)               (6,250,208)        (10,779,264)         (7,452,167)          2,289,286           1,856,834

Gain on transfer of research                  --                  --                  --           1,596,706                  --
   & development operations

Interest and other income
  (expense)                           (1,486,025)           (959,146)         (1,032,112)           (114,359)             24,260

Minority interest in loss of
  subsidiary                                  --              81,650             194,642                  --                  --
                                   -------------       -------------       -------------       -------------       -------------
Income (loss) before income           (7,736,233)        (11,656,760)         (8,289,637)          3,771,633           1,881,094
    tax expense

Income tax expense                            --             290,350             319,450              68,333             154,460
                                   -------------       -------------       -------------       -------------       -------------
Net income (loss)                  $  (7,736,233)      $ (11,947,110)      $  (8,609,087)      $   3,703,300       $   1,726,634
                                   =============       =============       =============       =============       =============
Basic net income (loss) per        $       (0.84)      $       (1.29)      $       (0.93)      $        0.43       $        0.20
share

Diluted net income (loss) per      $       (0.84)      $       (1.29)      $       (0.93)      $        0.16       $        0.07
share

Shares used in basic                       9,211               9,255               9,301               8,546               8,525
  calculation (in thousands)

Shares used in diluted                     9,211               9,255               9,301              23,534              23,513
  calculation (in thousands)

BALANCE SHEET DATA:
  Cash and cash equivalents        $   8,613,200       $   1,368,891       $     199,988       $     799,928       $     915,690

  Working capital (deficiency)         6,215,308          (2,878,918)         (8,406,743)           (944,315)           (540,500)
  Total assets                        12,627,804           4,519,001           1,481,767             854,981             934,956
  Long term obligations,              14,309,130          14,304,589          14,488,311                  --                  --
    excluding current maturities
  Accumulated deficit                (87,350,253)        (99,297,363)       (107,906,450)       (104,203,150)       (102,476,516)
  Net capital deficiency              (4,365,839)        (14,515,928)        (22,649,811)        (18,946,511)        (17,219,877)

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements".

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

RESULTS OF OPERATIONS

       OVERVIEW

       The Company was formed in 1981 to develop perpendicular recording technology, and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until fiscal 1997, the Company had not been profitable in any fiscal period since inception and, as of June 30, 1998, had an accumulated deficit of $102.5 million. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

       Censtor's operating plans for fiscal 1999 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through sales of additional licenses. There can be no assurance that the Company will be able to achieve such sales or sustain its operations beyond 1999 without the sale of such additional licenses.

       LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements. In fiscal year 1996, the Company generated net cash of $6.6 million resulting primarily from $7.5 million in notes payable and short term borrowing offset by $1.4 million in capital lease payments. In 1997, the Company used $5.5 million in financing activities due primarily to the repayment of notes payable and short term borrowing. There were no cash flows from financing activities in fiscal 1998.

       During fiscal 1996, the Company used net cash in its operations of $8.1 million. In 1997, the Company generated cash from operations of $4.9 million. In 1998, the Company generated cash in its operations of $116,000 primarily from the sale of the TDK license offset by changes in the operating accounts. In 1996, the Company received payments of license fees and non-refundable prepaid royalties from several licensees, which caused net cash used in operations to be less than the Company's net loss. In addition, particularly in 1996, the Company delayed payments on accounts payable to conserve cash prior to completion of then-anticipated new financing.

       The Company generated net cash from investing activities of $358,000 in 1996 consisting of $192,000 used for additions to property and equipment and $550,000 provided by proceeds from the sale and leaseback, and sale of fixed assets. In 1997, the Company generated $1.1 million from investing activities primarily from the sale of certain fixed assets to Read-Rite in the Read-Rite Transaction. There were no cash flows from investing activities in fiscal 1998.

       The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees. The Company believes the cash received from the license agreement with TDK will enable it to fund its planned operations through fiscal 1999. The Company's cash flow needs in fiscal year 1999 are primarily for operating expenses, which may include significant litigation expense.

       RESULTS OF OPERATIONS

       Revenues

       The Company's major revenue source has been fees from license agreements with disk drive manufacturers. License fees are generally recognized over the estimated period in which the Company expects to provide support in connection with the license. All deferred revenue pertaining to licenses sold to disk drive manufacturers was recognized as revenue in fiscal 1996 and 1997 since the Company can no longer provide technical support to its licensees as a result of the Read-Rite Transaction. The license fee from Read-Rite in connection with the Read-Rite Transaction will be recognized over a period of six years.

       The Company's revenues were $3.2 million, $4.1 million and $3.1 million in 1996, 1997 and 1998 respectively. Revenues in fiscal 1996 consisted primarily of the amortization of the Hitachi license which was entered into in December 1994, as well as the NEC license sold in August 1995. Revenues in 1997 were the result of the amortization of the Read-Rite and Western Digital license fees. These licenses were entered into at the beginning of the fiscal year. Revenues in fiscal 1998 consisted of the entire TDK license fee and the amortization of the Read-Rite and Western Digital license fees.

       Research and Development

       Research and development expenses were $8.3 million in 1996 and were eliminated in 1997 and 1998. This is attributed to Read-Rite's hiring of most of Censtor's employees on February 5, 1996 and the subsequent acquisition of the Company's research and development operations. In the future the Company expects no R&D expenses.

       Selling, General and Administrative Expenses

       Selling, general and administrative expenses decreased from $2.4 million in 1996 to $1.8 million in 1997 to $1.2 million in 1998. The decreases in 1997 and 1998 were due to a reduction in headcount and operations.

       Interest and Other Income (Expense)

       Interest and other expense, net, consists primarily of interest on the Company's outstanding indebtedness and capital leases. Interest and other expense, net, was $1.0 million in 1996 and decreased to $100,000 in 1997. In fiscal 1998, the Company had interest income of $24,000. The Company repaid or was forgiven all of its interest bearing debt at the beginning of the 1997 fiscal year.

       Gain on Transfer of Research and Development Operation

       The Company recognized a gain of $1.6 million in fiscal 1997 relating to the Read-Rite Transaction. The gain consists of $899,000 related to the forgiveness of certain promissory notes and $698,000 related to the gain on sale of fixed assets and the transfer of the Company's workforce.

       Income Taxes

       As of June 30, 1998, the Company had federal and state net operating losses of approximately $83.0 million and $31.0 million, respectively, expiring in various years beginning in 1999 through 2012. The Company also has federal and state credit carryforwards of approximately $3.0 million and $1.5 million respectively, expiring in various years beginning in 1999 through 2010.

       Tax law provides that the use of net operating loss and credit carryforwards are limited if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $62.0 million of federal net operating loss and substantially all credit carryforwards are subject to an annual limitation. The annual limitation is approximately $1.2 million per year. The balance of $21.0 million of federal net operating loss carryforwards can be used without limitation. Similar limitations apply to state carryforwards.

       Income tax expenses for fiscal 1996 and 1998 consist of foreign withholding taxes in connection with license agreements. Income tax expense in 1997 represents a provision for alternative minimum taxes.

       Impact of Year 2000

       As is the case with most other companies using computers in their operations, the Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

       The Company has completed an assessment and will have to modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management does not currently believe that the affect of its Year 2000 compliance efforts will have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-14.

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

ITEM 11.  EXECUTIVE COMPENSATION

        Summary Compensation Table. The following table sets forth the compensation paid by the Company for the year ended June 30, 1998 to each of the Company's named executive officers (the "named officer") during that year:

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                   ANNUAL COMPENSATION     --------------
                                                  --------------------        SECURITIES
                                                                BONUS         UNDERLYING        ALL OTHER
    NAME AND PRINCIPAL POSITION           YEAR     SALARY        (1)         OPTION(#)(2)    COMPENSATION(3)
   -----------------------------          ----     -------      ------     --------------    ---------------
Russell M. Krapf(4)                       1998      59,009      45,000                0             487
  Former Chief Executive                  1997     207,684     129,225          510,206           2,598
  Officer and Former President            1996     184,381       9,654           75,000             488

Sabine Austin(5)                          1998      58,618      22,337                0               71
  President, Chief Financial              1997      64,324      20,000          146,312              392
  Officer                                 1996      81,154       5,000           12,000              396

Gary Summers(6)                           1998           0           0                0                0
  Chief Executive Officer                 1997           0           0                0                0
                                          1996           0           0                0                0


(1) Of the $20,000 bonus paid to Ms. Austin in 1997, $12,768 was paid in cash while the remaining $7,232 was deposited in the officer's 401(k) account. Similarly, in 1996, of the $5,000 bonus, $3,094 was paid in cash and the remaining $1,906 was deposited in the 401(k) account. The bonus in 1998 was the result of the compensation agreement she entered into with the Company in July 1997.

(2) The Company no longer has an Incentive Stock Option plan and all outstanding options have been canceled. There are no other long-term incentive compensation plans which require disclosure.

(3) Reflects premiums paid by the Company on behalf of the named officer for term life insurance with benefits payable to beneficiaries designated by the officer. As of September 1997, all employee benefits including insurance, were canceled.

(4) Mr. Krapf was appointed President and Chief Executive Officer effective April 22, 1996 and resigned these positions effective September 3, 1997.

(5) Sabine Austin was appointed President and Chief Financial Officer effective September 3, 1997. Sabine Austin was also Chief Executive Officer from September 3, 1997 through June 15, 1998.

(6) Gary Summers was appointed Chief Executive Officer and Chairman of the Board of Censtor Corp. on June 15, 1998. He is also the President of IPM.

Option Grants in Last Fiscal Year

     There were no option grants in the last fiscal year and the Incentive Stock Option Plan has been canceled.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     There were no option exercises in the last fiscal year, and all outstanding options have either expired or been canceled.

Report of the Board of Directors on Executive Compensation

     Compensation for the Company's executive officers was established by the Board of Directors to consist of salary and bonus to insure a close link between compensation and the achievement of corporate goals and objectives. The Board had previously adopted an employee stock option plan to retain qualified executives by providing long-term incentives. On June 25, 1997 the Board voted to discontinue this stock option plan and all outstanding options were canceled prior to calendar year end.

     During 1993, the Internal Revenue Code of 1986 was amended to include a provision that denies a deduction to publicly held corporations for compensation paid to "covered employees" (defined as the chief executive officer and the next four most highly compensated officers as of the end of the taxable year) to the extent that compensation paid to any "covered employee" exceeds $1 million in any taxable year of the corporation beginning after 1993. Certain "performance-based" compensation qualifies for an exemption from the limits on deductions. It is the Company's policy to qualify compensation paid to its top executives for deductibility in order to maximize the Company's income tax deductions, to the extent that so qualifying the compensation is not inconsistent with the Company's fundamental compensation policies. Based on the Internal Revenue Service's proposed regulations and compensation paid to the Company's "covered employees" for the 1997 taxable year, all compensation paid by the Company in 1997 to such covered employees was deductible to the Company.

     With respect to corporate performance criteria, management presents to the Board a set of corporate goals for a subsequent period, generally 12 months, with specific goals for each of four quarters within this period. These goals establish benchmarks for assessing overall corporate performance. Progress toward the achievement of corporate goals is reviewed with the Board periodically together with a description of any change in circumstances that management believes may warrant an update to or revisions to these goals. The major goals for fiscal 1998 were to 1) seek new licensees and 2) recover any royalties from existing licensees which would be due the Company under the terms of the respective license agreements.

     The CEO and Chairman of the Board does not receive any compensation from the Company for serving in this capacity at this time. The President receives an annual salary and has entered into a compensation agreement with the Company whereby she will receive a bonus equal to 1.5% of all net licensing revenue received by the Company as long as she serves as a director.

     During 1998 there were no salary increases.

     In summary, the Board believes that it has established a program for compensation of the Company's executives which is fair and which aligns the financial incentives for executives with the interests of the Company's shareholders.

     During 1998, no executive officer of the Company served on the board of directors or compensation committee of another company that had an executive officer serve on the Company's Board of Directors.

Performance Chart

     A Performance Chart is not included because there is no established public market for the Company's stock.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers. Such officers, directors and ten percent shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 1998, there has been no failure by any of its officers, directors or ten percent shareholders to file on a timely basis any reports required by Section 16(a).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock and Preferred Stock (on an as converted basis) as of September 15, 1998 by (i) each person known to the Company beneficially to own 5% or more of the outstanding shares of its Common Stock or Preferred Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                                                                                       TOTALS (2)
                                      PREFERRED STOCK (1)               COMMON STOCK            --------------------------
                                   ---------------------------   ----------------------------    NUMBER OF       PERCENT
                                     NUMBER OF      PERCENT        NUMBER OF        PERCENT       COMMON        OF COMMON
                                      SHARES        OF CLASS         SHARES        OF CLASS     EQUIVALENTS    EQUIVALENTS
                                   BENEFICIALLY   BENEFICIALLY    BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
          NAME OF OWNER               OWNED          OWNED            OWNED          OWNED         OWNED          OWNED
          -------------            ------------   ------------    ------------   ------------   -----------    -----------
Brentwood Associates(3)..........    1,298,244        8.66%         3,438,593         40.34%      4,736,837       20.15%
   11150 Santa Monica Boulevard,
   Suite 1200
   Los Angeles, CA 90025

Aeneas Venture Corporation(4).....   2,938,225       19.60                  0             0       2,938,225       12.50
   600 Atlantic Avenue,
   26th Floor
   Boston, MA 02210-2203

Wolfensohn Associates II L.P.(5)..     413,172        2.76          1,066,211         12.51       1,479,383        6.29
   590 Madison Avenue, 32nd Floor
   New York, NY 10022

J.P. Morgan Investment
  Corporation(6)..................    363,796        2.43          1,060,244         12.44        1,424,040        6.06
   60 Wall Street, 14th Floor
   New York, NY 10260-0060

New Enterprise Associates(7)......   1,424,590      9.50                   0             0        1,424,590        6.06
   1119 St. Paul Street
   Baltimore, MD 21202

William R. Timken.................           0         0             798,830          9.37          798,830        3.40
   Hambrecht & Quist
   1 Bush Street
   San Francisco, CA  94104

Fujitsu Limited...................           0         0             784,682          9.21          784,682        3.34
   1015 Kamikodanaka
   Nakahara-ku, Kawasaki-shi
   Kanagawa-ken 211
   Japan

Sabine Austin(8)..................           0         0                   0             0                0           0
Russell M. Krapf..................           0         0                   0             0                0           0
Gary J. Summers...................           0         0                   0             0                0           0

Michael R. Morgan.................           0         0                   0             0                0           0
All directors and executive                  0         0                   0             0                0           0
officers as a group (4 persons)...


(1) Includes Series A Convertible Preferred and Series B Convertible Preferred. Preferred Stock is reflected on an as-converted to Common Stock basis. As of June 30, 1998, each share of Series A and Series B Preferred converts into one share of Common Stock.

(2) Reflects Preferred Stock (on an as-converted to Common Stock basis) and Common Stock combined.

(3)  Includes: 1,257,196; 2,366,978; 875,764; and 236,899 shares held respectively by Brentwood Associates II, Brentwood Associates III, Brentwood Associates IV and Evergreen II, L.P., of which 229,289; 429,253; 160,002; and 43,343 shares, respectively, are shares of the Company's Series A Preferred, and 108,494; 222,972; 82,519; and 22,372 shares, respectively, are shares of the Company's Series B Preferred. Mr. Hagopian, a former Director of the Company is a General Partner of Brentwood Associates. Mr. Hagopian disclaims beneficial ownership of the shares owned by Brentwood Associates.

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

(6) Includes 223,796 shares of the Company's Series A Preferred and 140,000 shares of the Company's Series B Preferred.

(7) Includes 1,274,853 and 149,737 shares held respectively by New Enterprise Associates V ("NEA") and Spectra Enterprise Associates ("Spectra"), of which 1,071,256 and 131,788 shares, respectively, are shares of the Company's Series A Preferred and 203,597 and 17,949 shares, respectively, are shares of the Company's Series B Preferred. NEA and Spectra are independent partnerships; however, the General Partners of Spectra are also General Partners of NEA. James A. Cole, a former Director of the Company, is a Partner of NEA and the Managing General Partner of Spectra. Mr. Cole disclaims beneficial ownership of the shares owned by NEA and Spectra.

(8) Ms. Austin's stock options were canceled in lieu of the incentive compensation agreement she entered into with the Company effective July 29, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into the following transactions with its officers and directors since July 1, 1997:

     In September 1990, Richard C. E. Morgan, a past director of the Company, exercised stock options as to 6,848 shares of the Company's Common Stock and, in lieu of payment to the Company for such exercise, Mr. Morgan delivered to the Company a promissory note in the principal amount of $2,000. The note, which was due July 11, 1997, was called and the stock was canceled by action of the Board of Directors in July 1997.

     In July 1993, Karen Cindrich, a former officer of the Company, exercised stock options as to 15,395 shares of the Company's Common Stock and in lieu of payment to the Company for such exercise, Ms. Cindrich delivered to the Company a promissory note in the principal amount of $8,810. The note, which was due July 22, 1997, was called and the stock was canceled by action of the Board of Directors in July 1997.

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

     On July 7, 1997, Russell M. Krapf notified the Company that he intended to resign his position as President and CEO effective September 3, 1997. On July 29, 1997, the Company entered into a consulting agreement with Mr. Krapf for a period up to one year. Mr. Krapf was paid $45,000 for these consulting services.

     On July 29, 1997, the Company created an incentive compensation program for Ms. Sabine Austin to serve as a director of the Company. This program will pay Ms. Austin a bonus equal to 1.5% of all net licensing revenue received by the Company as long as she serves as a director.

     On July 31, 1997, the Company entered into an agreement with IPM, whereby IPM acts as Censtor's agent to enforce its current licenses and to negotiate licenses with prospective licensees. Under this agreement, IPM will be paid between 15-45% of the net proceeds of such activities depending upon the source of revenue. In fiscal year 1998, IPM assisted with the sale of a license to TDK, pursuant to which IPM was paid approximately $200,000 (which includes payment for other services). Mr. Gary Summers is the President and a stockholder of IPM.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed with Report

          1)   Financial Statements.

          The following Consolidated Financial Statements of Censtor Corp. and subsidiaries, and the Report of Independent Auditors are included at pages F-1 through F-14 of this Annual Report on Form 10-K.

                                            DESCRIPTION                                PAGE NO.
                 ------------------------------------------------------------------- --------------
                 Report of Ernst & Young LLP, Independent Auditors.................       F-2

                 Consolidated Balance Sheets as of June 30, 1997 and 1998..........       F-3

                 Consolidated Statements of Operations for each of the Three Years        F-4
                 in the Period Ended June 30, 1998.................................

                 Consolidated Statements of Net Capital Deficiency for each of the        F-5
                 Three Years in the Period Ended June 30, 1998.....................

                 Consolidated Statements of Cash Flows for each of the Three Years        F-6
                 in the Period Ended June 30, 1998.................................

                 Notes to Consolidated Financial Statements........................       F-7


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

               10.3 (1) Lease Agreement, dated November 28, 1983, between the Company and The Sobrato Group, together with amendments thereto.

               Exhibit
               Number        Description
               -------       -----------
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

               10.16(7)      Amendment to Terms of Debentures, dated February 22,
                             1996, with Denki Kagaku Kogyo Kabushiki Kaisha.

               10.17(7)      License Agreement, dated July 18, 1996, between
                             Read-Rite Corporation and the Company.

               10.18(8) Agreement between I.P. Managers, Inc. and the Company dated July 31, 1997.

               10.19(8)      Incentive Compensation Agreement between the Company and
                             Sabine Austin, dated July 29, 1997.

               Exhibit
               Number        Description
               -------       -----------
               10.20(9)      License Agreement, dated September 25, 1997,
                             between TDK Corporation and the Company.

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

    (b)  Reports on Form 8-K
         Not applicable.

    (c)  Exhibits
         See response to Item 14(a)(3) above.

    (d)  Financial Statement Schedules
         See response to Item 14(a)(2) above.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  CENSTOR CORP.
                FOR THE YEARS ENDED JUNE 30, 1996, 1997, AND 1998
                       WITH REPORT OF INDEPENDENT AUDITORS

                                  CENSTOR CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...................................F-2
Consolidated Balance Sheets as of June 30, 1997 and 1998............................F-3
Consolidated Statements of Operations for Each of the
  Three Years in the Period Ended June 30, 1998.....................................F-4
Consolidated Statements of Net Capital Deficiency for Each of the
  Three Years in the Period Ended June 30, 1998.....................................F-5
Consolidated Statements of Cash Flows for Each of the
  Three Years in the Period Ended June 30, 1998.....................................F-6
Notes to Consolidated Financial Statements..........................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Censtor Corp.

We have audited the accompanying consolidated balance sheets of Censtor Corp. as of June 30, 1997 and 1998, and the related consolidated statements of operations, net capital deficiency, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Censtor Corp. at June 30, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



San Jose, California
August 7, 1998

                                                                     JUNE 30,
                                                             ------------------------
                                                               1997            1998
                                                             --------        --------
ASSETS
Current assets:
  Cash and cash equivalents ..............................   $799,928        $915,690
  Receivables and prepaid expenses and
    other current assets .................................     44,537          19,266
                                                             --------        --------
Total current assets .....................................    844,465         934,956

Deposits and other assets ................................     10,516              --


















                                                             --------        --------
Total assets .............................................   $854,981        $934,956
                                                             ========        ========


                                                                     JUNE 30,
                                                          -------------     -------------
                                                               1997              1998
                                                          -------------     -------------
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable ...................................    $      66,372     $      40,553
  Deferred revenue ...................................        1,583,333         1,333,333
  Other current liabilities ..........................          139,075           101,570
                                                          -------------     -------------
Total current liabilities ............................        1,788,780         1,475,456

Long-term obligations:
  Deferred revenue ...................................        5,333,335         4,000,000
  Restructured debt obligation .......................       12,679,377        12,679,377

Net capital deficiency:
  Convertible preferred stock, no par value:
    Authorized shares - 25,000,000
    Issued and outstanding shares - 14,987,807 in 1997
      and 1998 .......................................       32,509,031        32,612,081
    Aggregate liquidation preference of $34,981,413
  Common stock, no par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 8,545,994 in 1997
      and 8,523,751 in 1998 ..........................       50,241,660        50,230,850
  Warrants to purchase shares of preferred stock -
    1,098,318 in 1997 and 411,318 in 1998 ............          253,050           150,000
  Capital surplus ....................................        2,263,708         2,263,708
  Accumulated deficit ................................     (104,203,150)     (102,476,516)
                                                          -------------     -------------
                                                            (18,935,701)      (17,219,877)
  Notes receivable from shareholders .................          (10,810)               --
                                                          -------------     -------------
Total net capital deficiency .........................      (18,946,511)      (17,219,877)
                                                          -------------     -------------
Total liabilities and net capital deficiency .........    $     854,981     $     934,956
                                                          =============     =============



                             See accompanying notes.

                                  CENSTOR CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEARS ENDED JUNE 30,
                                                         ----------------------------------------------
                                                             1996             1997             1998
                                                         ------------     ------------     ------------
License revenues ....................................    $  3,202,704     $  4,088,332     $  3,083,335

Costs and expenses:
  Research and development ..........................       8,261,638               --               --
  Selling, general, and
    administrative ..................................       2,393,233        1,799,046        1,226,501
                                                         ------------     ------------     ------------
Total expenses ......................................      10,654,871        1,799,046        1,226,501
                                                         ------------     ------------     ------------

Operating income (loss) .............................      (7,452,167)       2,289,286        1,856,834

Gain on transfer of research and
  development operation .............................              --        1,596,706               --
Interest income .....................................           5,481               --           29,600
Interest expense ....................................      (1,183,680)        (275,140)              --
Other income (expense), net .........................         146,087          160,781           (5,340)
Minority interest in loss of
  subsidiary ........................................         194,642               --               --
                                                         ------------     ------------     ------------
Income (loss) before income tax
  expense ...........................................      (8,289,637)       3,771,633        1,881,094

Income tax expense ..................................        (319,450)         (68,333)        (154,460)
                                                         ------------     ------------     ------------
Net income (loss) ...................................    $ (8,609,087)    $  3,703,300     $  1,726,634
                                                         ============     ============     ============

Net income (loss) per share:
  Basic .............................................    $      (0.93)    $       0.43     $       0.20
                                                         ============     ============     ============
  Diluted ...........................................    $      (0.93)    $       0.16     $       0.07
                                                         ============     ============     ============

Shares used in per share calculations (in thousands):
    Basic ...........................................           9,301            8,546            8,525
                                                         ============     ============     ============
    Diluted .........................................           9,301           23,534           23,513
                                                         ============     ============     ============

                             See accompanying notes.

                                  CENSTOR CORP.

                CONSOLIDATED STATEMENTS OF NET CAPITAL DEFICIENCY


                                                  CONVERTIBLE
                                                PREFERRED STOCK                     COMMON STOCK
                                          ----------------------------        ---------------------------
                                             SHARES          AMOUNT            SHARES           AMOUNT
                                          -----------    -------------        ---------     -------------
Balance at June 30, 1995 ..............    14,987,807    $  32,509,031        9,300,469     $  50,507,497
  Issuance of common stock ............            --               --            2,875             1,096
  Issuance of warrants in connection
    with bank line of credit ..........            --               --               --                --
  Expiration of warrants in
    connection with capital leases ....            --               --               --                --
  Capital surplus from investment in
    subsidiary ........................            --               --               --                --
  Net loss ............................            --               --               --                --
                                           ----------    -------------        ---------     -------------
Balance at June 30, 1996 ..............    14,987,807       32,509,031        9,303,344        50,508,593
  Cancelation of notes receivable .....            --               --         (757,350)         (266,933)
  Net income ..........................            --               --               --                --
                                           ----------    -------------        ---------     -------------
Balance at June 30, 1997 ..............    14,987,807       32,509,031        8,545,994        50,241,660
  Cancelation of notes receivable .....            --               --          (22,243)          (10,810)
  Expiration of warrants to purchase
    Series B preferred stock ..........            --          103,050               --                --
  Net income ..........................            --               --               --                --

                                           ----------    -------------        ---------     -------------
Balance at June 30, 1998 ..............    14,987,807    $  32,612,081        8,523,751     $  50,230,850
                                           ==========    =============        =========     =============

                                            WARRANTS TO PURCHASE           WARRANTS TO PURCHASE
                                               PREFERRED STOCK                 COMMON STOCK
                                          -----------------------           ------------------    CAPITAL       ACCUMULATED
                                            SHARES        AMOUNT            SHARES      AMOUNT    SURPLUS         DEFICIT
                                          ----------     --------           -------     ------   ----------    -------------
Balance at June 30, 1995 ..............      988,318     $253,050           105,107     $   -    $1,789,600    $ (99,297,363)
  Issuance of common stock ............           --           --                --         -            --               --
  Issuance of warrants in connection
    with bank line of credit ..........      110,000           --                --         -            --               --
  Expiration of warrants in
    connection with capital leases ....           --           --           (25,107)        -            --               --
  Capital surplus from investment in
    subsidiary ........................           --           --                --         -       474,108               --
  Net loss ............................           --           --                --         -            --       (8,609,087)
                                           ---------     --------            ------               ---------     ------------
Balance at June 30, 1996 ..............    1,098,318      253,050            80,000         -     2,263,708     (107,906,450)
  Cancelation of notes receivable .....           --           --                --         -            --               --
  Net income ..........................           --           --                --         -            --        3,703,300
                                           ---------     --------            ------               ---------     ------------
Balance at June 30, 1997 ..............    1,098,318      253,050            80,000         -     2,263,708     (104,203,150)
  Cancelation of notes receivable .....           --           --                --         -            --               --
  Expiration of warrants to purchase
    Series B preferred stock ..........     (687,000)     103,050)               --         -            --               --
  Net income ..........................           --           --                --         -            --        1,726,634

                                           ---------     --------            ------     ------    ---------     ------------
Balance at June 30, 1998 ..............      411,318     $150,000            80,000     $   -    $2,263,708    $(102,476,516)
                                           =========     ========            ======     ======   ==========    =============

                                              NOTES
                                            RECEIVABLE         TOTAL
                                               FROM         NET CAPITAL
                                           SHAREHOLDERS     DEFICIENCY
                                          -------------    -------------
Balance at June 30, 1995 ..............      $(277,743)    $ (14,515,928)
  Issuance of common stock ............             --             1,096
  Issuance of warrants in connection
    with bank line of credit ..........             --                --
  Expiration of warrants in
    connection with capital leases ....             --                --
  Capital surplus from investment in
    subsidiary ........................             --           474,108
  Net loss ............................             --        (8,609,087)
                                              --------       -----------
Balance at June 30, 1996 ..............       (277,743)      (22,649,811)
  Cancelation of notes receivable .....        266,933                --
  Net income ..........................             --         3,703,300
                                              --------       -----------
Balance at June 30, 1997 ..............        (10,810)      (18,946,511)
  Cancelation of notes receivable .....         10,810                --
  Expiration of warrants to purchase
    Series B preferred stock ..........             --                --
  Net income ..........................             --         1,726,634
                                              --------       -----------
Balance at June 30, 1998 ..............      $       -     $ (17,219,877)
                                             =========     =============


                             See accompanying notes.

                                  CENSTOR CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  YEARS ENDED JUNE 30,
                                                       -------------------------------------------
                                                           1996           1997             1998
                                                       -----------     -----------     -----------
OPERATING ACTIVITIES
Net income (loss) .................................    $(8,609,087)    $ 3,703,300     $ 1,726,634
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization .................      1,456,658          18,043           6,266
    Gain on sale of fixed assets ..................       (145,908)             --              --
    Gain on transfer of research and
      development operation .......................             --      (1,596,706)             --
    Interest on subordinated debentures ...........        816,856         191,066              --
    Loss applicable to minority interest ..........       (194,642)             --              --
    Changes in assets and liabilities:
      Receivables and prepaid expenses ............        224,060          80,934          29,521
      Accounts payable ............................        271,778        (908,517)        (25,819)
      Deferred revenue ............................     (2,062,498)      3,916,668      (1,583,335)
      Other current liabilities ...................        114,769        (471,459)        (37,505)
                                                       -----------     -----------     -----------
                                                           481,073       1,230,029      (1,610,872)
                                                       -----------     -----------     -----------
Net cash provided by (used in) operating activities     (8,128,014)      4,933,329         115,762

INVESTING ACTIVITIES
Additions to property and equipment ...............       (191,668)             --              --
Deposits and other assets .........................             --         122,220              --
Proceeds from sale and leaseback
  and sale of fixed assets ........................        550,050       1,025,000              --
                                                       -----------     -----------     -----------
Net cash provided by investing activities .........        358,382       1,147,220              --

FINANCING ACTIVITIES
Proceeds from issuance of short- and
  long-term debt ..................................             --         350,000              --
Proceeds from short-term borrowings ...............      1,000,000              --              --
Proceeds from notes payable .......................      6,450,000              --              --
Proceeds from sale of preferred stock of subsidiary        540,000              --              --
Principal payments under capital leases ...........     (1,390,357)        (23,825)             --
Principal payments on short- and long-term debt ...             --      (5,901,244)             --
Release of certificate of deposit in connection
  with leases .....................................             --          94,450              --
Net proceeds from sale of capital stock ...........          1,096              --              --
                                                       -----------     -----------     -----------
Net cash provided by (used in) financing activities      6,600,739      (5,480,619)             --
                                                       -----------     -----------     -----------
Net increase (decrease) in cash and cash
  equivalents......................................     (1,168,893)        599,930         115,762
Cash and cash equivalents at beginning of year ....      1,368,891         199,998         799,928
                                                       -----------     -----------     -----------
Cash and cash equivalents at end of year ..........    $   199,998     $   799,928     $   915,690
                                                       ===========     ===========     ===========

                             See accompanying notes.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Censtor Corp. (the Company) licenses technology related to recording heads and storage media utilizing contact magnetic recording technology. The Company licenses its technology to disk drive and component manufacturers. The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees. The Company believes its existing cash resources will enable it to fund its planned operations through fiscal 1999. The Company's cash flow needs in fiscal 1999 are primarily for operating expenses, which may include significant litigation expense.

        Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, Contact Recording Technology, Inc., an inactive manufacturing company, and Censtor Media Corp., an inactive research and development company.

        Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests excess cash in money market funds with a local bank. These investments are generally available upon demand and are collateralized by the assets of the bank and the financial institution. Cash and cash equivalents are stated at fair value, which approximates cost.

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

        Earnings Per Share

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the FAS 128 requirements.

        The following table sets forth the components for the computation of basic and diluted earnings per share (in thousands):

                                                    YEARS ENDED
                                     --------------------------------------
                                        1996           1997         1998
                                     -----------    ----------   ----------
Numerator-net income (loss)          $(8,609,087)   $3,703,300   $1,726,634
                                     ===========    ==========   ==========
Denominator for basic earnings
  per share - weighted average
  shares                                   9,301         8,546        8,525
Effect of dilutive securities -
  convertible preferred stock                  -        14,988       14,988
                                     -----------    ----------   ----------

Denominator for diluted earnings
  per share - adjusted weighted
  average shares and assumed
  conversions                              9,301        23,534       23,513
                                     ===========    ==========   ==========


        The warrants to purchase common and preferred stock were not included in the calculation as their effect would have been antidilutive.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



        Major Licensees

        Significant customers accounted for the following percentages of net sales in fiscal 1996, 1997, and 1998:

                                          YEARS ENDED JUNE 30,
                           ----------------------------------------------------
                                1996              1997              1998
                           ----------------  ----------------  ----------------
        Customer A               64%                -                 -
        Customer B               34%                -                 -
        Customer C                -                33%               43%
        Customer D                -                67%                8%
        Customer E                -                 -                49%

        Reclassifications

        Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

        Related Party Transactions

        The Company utilizes outside sources for the performance of intellectual property management duties. One of these companies is I.P. Managers, Inc. (IPM). IPM has relationships with intellectual property law firms that provide legal services to the Company. IPM also specializes in consulting and expert witness services to the legal profession. During the year ended June 30, 1998, the Company paid approximately $200,000 for such services.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

        Additionally, upon the Closing, the Company granted a nonexclusive irrevocable worldwide license to Read-Rite covering the Company's intellectual property, including the Company's rights in patents, technology, and software.

        Gross proceeds to the Company in connection with the Read-Rite Transaction were approximately $9.0 million. The gross proceeds were reduced by approximately $1.9 million, related to partial repayment of the outstanding balance on certain notes payable to Read-Rite. The remaining balance on the notes payable of approximately $900,000 was forgiven.

        Of the total proceeds, $8.0 million was in consideration for the grant of the license and $1.0 million for the sale of assets and transfer of the assembled workforce. The Company recognized a gain of approximately $700,000 in connection with the sale of assets and the transfer of the assembled workforce.

        The Company has granted to Read-Rite a security interest in its intellectual property to secure certain obligations and warranties with respect to the intellectual property for a period of six years following the effective date of the Agreement. After the third year following the effective date of the Agreement, the Company may terminate the security interest by depositing $4.0 million in an escrow account. Such amount is reduced by $1.0 million in each of the two succeeding years, and the escrow terminates the following year. Accordingly, the Company is recognizing $4.0 million of such license fee ratably over the first three years following the Closing, which approximates the time period during which the Company expects to be incurring costs to maintain its patents in support of the Company's license agreement with Read-Rite. Subsequently, amounts will be recognized as the escrow fund described above is reduced.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.   RESTRUCTURED DEBT OBLIGATION

        On September 30, 1996, $12.7 million of outstanding principal and accrued interest was forgiven related to subordinated debentures issued by the Company in exchange for 5% of the royalties the Company receives from its present and future licenses through the year 2001. The future cash payments related to the payments owed to the former debentureholder are currently indeterminate and may exceed the carrying value of the debentures prior to the debt being forgiven. Therefore, the Company has deferred the recognition of any gain as a result of the debt being forgiven until such time as the future cash payments become estimable.

4.   CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

        Convertible Preferred Stock

        The preferred stock is divided into Series A and B preferred stock as follows:

                                                SHARES
                                      -------------------------
                                                    ISSUED AND
                                      AUTHORIZED    OUTSTANDING       TOTAL
                                      ----------    -----------     ----------
        Series A...................    7,500,000     6,617,299      $14,055,143
        Series B...................   14,000,000     8,370,508       18,453,888
        Undesignated...............    3,500,000             -                -
                                      ----------     ---------       ----------
                                      25,000,000    14,987,807      $32,509,031
                                      ==========    ==========      ===========

        The holders of Series A and B preferred stock are entitled to noncumulative dividends, as declared by the Board of Directors out of legally available funds, at a rate of $0.2124 and $0.25 per share, per annum, respectively. After payment of the dividend preferences and payment of noncumulative dividends to the holders of common stock, as declared by the Board of Directors out of legally available funds, at a rate of $0.10 per share, per annum, the preferred stock shall participate, as if converted on a share-for-share basis with common stock, as to any dividends paid by the Company. Such dividends are noncumulative.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


        Series A and B preferred stock are convertible at any time after the date of issuance into common stock on a one-for-one basis, subject to adjustment for certain subsequent dilutive stock issuances. In addition, the Series A and B preferred stock will automatically convert into common stock upon the closing of an underwritten public offering of the Company's common stock at not less than $4.00 per share, which results in gross proceeds of not less than $10 million, or in the event of an affirmative vote of the holders of at least 51% of Series A and B preferred stock.

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

        Warrants to Purchase Preferred Stock

        At June 30, 1998, certain of the Company's former lessors held warrants to purchase 301,318 shares of the Company's Series B preferred stock, exercisable at $2.50 per share, through the later of September 2003 or five years after the closing of a public offering of the Company's common stock.

        At June 30, 1998, the Company's primary bank held warrants to purchase approximately 110,000 shares of the Company's preferred stock at the lower of $2.50 or the share price of the next security issued by the Company, exercisable from November 2000 through February 2001.

        Warrants to Purchase Common Stock

        At June 30, 1998, one of the Company's former lessors held warrants to purchase 80,000 shares of the Company's common stock, exercisable at $2.50 per share through the later of January 2005 or five years after the closing of a public offering of the Company's common stock.

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


        Stock Reserved for Future Issuance

        Shares of preferred and common stock reserved for future issuance are 411,318 and 15,479,125 shares, respectively, at June 30, 1998.

5. INCOME TAXES

        Income tax expenses for fiscal 1996 and 1998 consist of foreign withholding taxes on license revenue, and income tax expense for fiscal 1997 consists of a provision for alternative minimum taxes.

        Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                    JUNE 30,
                                        -------------------------------
                                             1997                1998
                                        ------------       ------------
Deferred tax assets:
  Net operating loss carryforwards      $ 32,843,000       $ 30,000,000
  Tax credit carryforwards .......         4,425,000          4,392,000
  Other ..........................         3,050,000          1,000,000
                                        ------------       ------------
Total deferred tax assets ........        40,318,000         35,392,000
Valuation allowance ..............       (40,318,000)       (35,392,000)
                                        ------------       ------------
Net deferred tax assets ..........      $         --       $         --
                                        ============       ============

        The change in the valuation allowance was a net decrease of $1,221,000 for fiscal 1997 and a net decrease of $4,926,000 for fiscal 1998. Income tax expense reconciles to loss before income tax expense multiplied by the statutory rate as follows:

                                             YEARS ENDED JUNE 30,
                              ------------------------------------------------
                                  1996              1997               1998
                               -----------       -----------       -----------
Tax at statutory rate ...      $(2,885,000)      $ 1,282,355       $   639,572
Unbenefited tax losses ..        2,885,000                --                --
Benefit of operating loss
  carryforward ..........               --        (1,214,022)         (639,572)
Foreign withholding taxes
  under license agreement          319,450                --           154,460
                               -----------       -----------       -----------
Income tax expense ......      $   319,450       $    68,333       $   154,460
                               ===========       ===========       ===========

                                  CENSTOR CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

        As of June 30, 1998, the Company had federal and state net operating losses of approximately $83 million and $31 million, respectively, expiring in various years beginning in 1999 through 2012. The Company also has federal and state credit carryforwards of approximately $3 million and $1.5 million, respectively, expiring in various years beginning in 1999 through 2010.

        Tax law provides that the use of net operating loss and credit carryforwards is limited if there is a substantial change in the ownership of the Company. Due to prior years' equity transactions, such a change has occurred. Approximately $62 million of federal net operating loss and substantially all credit carryforwards are subject to an annual limitation. The annual limitation is approximately $1.2 million per year. The balance of $21 million of federal net operating loss carryforwards can be used without limitation. Similar limitations apply to state carryforwards.

6. SUPPLEMENTAL CASH FLOW INFORMATION

        Payments for interest costs and significant noncash investing and financing activities, not disclosed elsewhere, are as follows:

                                                        YEARS ENDED JUNE 30,
                                             ------------------------------------------
                                                1996            1997            1998
                                             ----------      ----------      ----------
Interest paid .........................      $   67,958      $2,088,000      $       --
Equipment purchased under capital
  leases ..............................      $   24,851      $       --      $       --
Conversion of note payable to license .      $       --      $3,000,000      $       --
Assignment of leases in connection with
  the Agreement .......................      $       --      $  584,018      $       --
Cancelation of note receivable ........      $       --      $  266,933      $   10,810

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Registrant

                                       CENSTOR CORP.


September 21, 1998                     By: /s/ Sabine Austin
                                           -------------------------------------
                                           Sabine Austin
                                           President

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

       Signature                   Capacity in Which Signed                           Date
       ---------                   ------------------------                           -----
/s/ Sabine Austin           President and Director                              September 21, 1998
-----------------------     (Principal Financial and Accounting Officer)
Sabine Austin



/s/ Gary J. Summers          Chairman of the Board, Chief Executive Officer     September 21, 1998
-----------------------      (Principal Executive Officer)
Gary J. Summers



/s/ Michael R. Morgan        Director                                           September 21, 1998
-----------------------
Michael R. Morgan

                                 EXHIBIT INDEX

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

10.3 (1)                 Lease Agreement, dated November 28, 1983, between the
                         Company and The Sobrato Group, together with amendments thereto.

10.4 (1)(2)              License Agreement, dated September 23, 1991, between
                         the Company and Maxtor Corporation, as amended.

10.5 (1)(2)              License Agreement, dated February 28, 1991, between the
                         Company and Fujitsu Limited, as amended.

10.6 (1)(2)              Manufacturing License Agreement, dated August 26, 1998,
                         between the Company and Denki Kagaku Kogyo Kabushiki
                         Kaisha, as amended.

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

10.17(7)                 License Agreement, dated July 18, 1996, between
                         Read-Rite Corporation and the Company.

10.18(8) Agreement between I.P. Managers, Inc. and the Company dated July 31, 1997.

10.19(8) Incentive Compensation Agreement between the Company and Sabine Austin, dated July 29, 1997.

10.20(9)                 License Agreement, dated September 25, 1997 between TDK
                         Corporation and the Company.

24                       Power of Attorney (see signature page)

27.1                     Financial Data Schedule

-------------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

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