Form 10-Q
period 1998-09-30
CENSTOR CORP /CA/
filed 1998-11-09
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1998 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

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

          CLASS                                OUTSTANDING AT SEPTEMBER 30, 1998
Common Stock - no par value                                8,523,751

                                  CENSTOR CORP.

                                      INDEX

                                                                                           Page No.
                                                                                           --------
                    PART I.  FINANCIAL INFORMATION

Item 1       Financial Statements:

                  Condensed Consolidated Balance Sheets
                  June 30, 1998 and September 30, 1998 (unaudited)                            3

                  Condensed Consolidated Statements of Operations (unaudited)
                  three months ended September 30, 1997 and 1998                              4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                  three months ended September 30, 1997 and 1998                              5

                  Notes to Condensed Consolidated Financial Statements (unaudited)            6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              7

Item 4       Submission of Matters to a Vote of Security Holders                              8

             PART II.  OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                                                 9


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,        SEPTEMBER 30,
                      ASSETS                                           1998               1998
                                                                  ---------------    ---------------
                                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                          $915,690           $714,154
     Receivables and prepaid expenses                                     19,266             19,266
                                                                  ---------------    ---------------

Total current assets                                                     934,956            733,420

Total assets                                                            $934,956           $733,420
                                                                  ===============    ===============


      LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Accounts payable                                                    $40,553            $52,592
     Deferred revenue                                                  1,333,333          1,250,000
     Other current liabilities                                           101,570             64,071
                                                                  ---------------    ---------------

Total current liabilities                                              1,475,456          1,366,663

Long-term obligations:
     Deferred revenue                                                  4,000,000          3,750,000
     Restructured debt obligation                                     12,679,377         12,679,377

Net capital deficiency:
     Preferred stock                                                  32,612,081         32,612,081
     Common stock                                                     50,230,850         50,230,850
     Warrants to purchase shares of preferred stock                      150,000            150,000
     Capital surplus                                                   2,263,708          2,263,708
     Accumulated deficit                                           (102,476,516)      (102,319,259)
                                                                  ---------------    ---------------

Net capital deficiency                                              (17,219,877)       (17,062,620)
                                                                  ---------------    ---------------

Total liabilities and net capital deficiency                            $934,956           $733,420
                                                                  ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              ----------------------------------
                                                                   1997               1998
                                                              ---------------    ---------------
Revenues - license fees                                           $2,083,333           $333,333

Costs and expenses:
     Selling, general, and administrative                            519,791            182,217
                                                              ---------------    ---------------
Total expenses                                                       519,791            182,217
                                                              ---------------    ---------------

Operating income                                                   1,563,542            151,116

Interest and other income, net                                         1,239              6,141
                                                              ---------------    ---------------
Income before income tax expense                                   1,564,781            157,257

Income tax expense                                                   150,000                ---
                                                              ---------------    ---------------

Net income                                                        $1,414,781           $157,257
                                                              ===============    ===============

Basic net income per share                                             $0.17              $0.02
                                                              ===============    ===============

Diluted net income per share                                           $0.06              $0.01
                                                              ===============    ===============

Shares used in basic calculation (in thousands):                       8,528              8,524
                                                              ===============    ===============

Shares used in diluted calculation (in thousands):                    23,516             23,512
                                                              ===============    ===============



     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                  ----------------------------------
                                                                       1997               1998
                                                                  ---------------    ---------------
Operating activities:
Net income                                                            $1,414,781           $157,257
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                         2,122                ---
     Changes in assets and liabilities:
          Receivables and prepaid expenses                                 6,258                ---
          Accounts payable                                               195,626             12,039
          Deferred revenue                                             (583,333)          (333,333)
          Other current liabilities                                     (82,234)           (37,499)
                                                                  ---------------    ---------------
                                                                       (461,561)          (358,793)
                                                                  ---------------    ---------------
Net cash provided by (used in) operating activities                      953,220          (201,536)

Net increase (decrease) in cash and cash                                 953,220          (201,536)
equivalents
Cash and cash equivalents at beginning of period                         799,928            915,690
                                                                  ---------------    ---------------

Cash and cash equivalents at end of period                            $1,753,148           $714,154
                                                                  ===============    ===============

Supplemental disclosure of noncash financing activities:
Cancellation of shareholder notes receivable                             $10,810             $  ---


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS ACTIVITIES:

     The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1999. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company's cash flow needs in fiscal 1999 are primarily for operating expenses which may include significant litigation expense. The Company believes its existing cash resources will enable it to fund its planned operations through fiscal 1999.

NOTE 2 -- NET INCOME PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ------------------------------
                                                         1997             1998
                                                    -------------    -------------
Denominator for basic earnings per share -
weighted average shares                                    8,528            8,524

Effect of dilutive securities:
Convertible preferred stock                               14,988           14,988
                                                      -----------    -------------

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
conversions                                               23,516           23,512
                                                      ===========    =============

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains projections or other forward-looking statements regarding future events or the future financial performance of Censtor Corp. ("Censtor" or the "Company"), including statements related to Censtor's 1999 operating plans, sale of licenses by the Company and future Censtor operating expenses and cash flows. Actual events or results may differ materially as a result of risks and uncertainties, including those set forth in documents the Company files from time to time with the Securities and Exchange Commission, including the Company's last filed Form 10-K. In the following discussion and analysis, forward-looking statements are made in the Overview, Liquidity and Capital Resources, and Results of Operations sections.

OVERVIEW

     The Company was formed in 1981 to develop perpendicular recording technology and to manufacture head and disk components for disk drives. The Company subsequently shifted the focus of its development efforts from perpendicular to longitudinal contact recording technology. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and, as of September 30, 1998, had an accumulated deficit of $102.3 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

     Censtor's operating plans for fiscal 1999 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through sales of additional licenses. There can be no assurance that the Company will be able to sustain its operations beyond 1999 without the sale of such additional licenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements.

     During the quarters ended September 30, 1998 and 1997, the Company did not engage in any financing or investing activities. The Company used cash in its operations of $202,000 for the quarter ended September 30, 1998. During the quarter ended September 30, 1997, the Company generated cash in its operations of $953,000, primarily from the sale of a license. As of September 30, 1998, the Company had negative working capital of approximately $633,000.

     The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees. The Company believes its existing cash reserves will enable it to fund its planned operations through fiscal 1999. The Company's commitments for cash payments in fiscal year 1999 are primarily for operating expenses, which, going forward, may include significant litigation expense.

RESULTS OF OPERATIONS

     Revenues

     The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. Revenues of $333,000 for the quarter ended September 30, 1998, related to the recognition of deferred revenues associated with the license sold to Read-Rite. Revenue for the quarter ended September 30, 1997 was $2.1 million, relating to the recognition of deferred revenue associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997 and the fees received from the license with TDK entered into in September 1997.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $520,000 for the quarter ended September 30, 1997 to $182,000 in the quarter ended September 30, 1998. This decrease was largely the result of lower headcount.

     Income Taxes

     The Company recorded an income tax expense of $150,000 for the quarter ended September 30, 1997, relating to the 10% Japanese withholding tax on the sale of a license in September 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 16, 1998, the Company's annual meeting of shareholders was held. At this meeting, the shareholders elected Sabine Austin, Gary J. Summers and Michael R. Morgan to serve as directors of the Company until the next annual Meeting of Shareholders or until a successor has been duly elected and qualified. Of the directors, Sabine Austin received 13,738,209 votes in favor of her election with 40,000 votes opposed; Gary J. Summers received 13,738,209 votes in favor and 40,000 opposed; and Michael R. Morgan received 13,738,209 votes in favor and 40,000 votes opposed. At the annual meeting, the shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1999 with 13,718,209 shares voting in favor of such ratification, 10,000 shares opposed and 50,000 shares abstaining.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                                    Exhibit
                   Number           Description
                  -------           ------------
                  3.1 (4)           Restated Articles of Incorporation of Registrant.
                  3.2 (1)           Amended and Restated Bylaws of Registrant.
                  10.1 (1)          Form of Indemnification Agreement entered into between the Company and each of its directors and officers.
                  10.2 (1)(2)       License Agreement, dated September 23, 1991, between the Company and Maxtor
                                    Corporation, as amended.
                  10.3 (1) (2)      License Agreement, dated February 28, 1991, between the Company and Fujitsu Limited, as amended.
                  10.4 (1) (2)      Manufacturing License Agreement, dated August 26, 1988, between the Company and Denki
                                    Kagaku Kogyo Kabushiki Kaisha, as amended.
                  10.5 (1) (2)      License Agreement, dated June 1, 1993, between the Company and International Business
                                    Machines Corporation.
                  10.6 (3)          License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.
                  10.7 (4)          License Agreement, dated June 19, 1995, between Contact Recording Technology, Inc. and the
                                    Company.
                  10.8 (2)          License Agreement, dated August 7, 1995, between NEC Corporation and the Company.
                  10.9(5)           Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and the Company.
                  10.10(2)          License Agreement, dated August 12, 1996, between Western Digital and the Company.
                  10.11(6)          Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The Sobrato Group,
                                    Censtor Corp. and Read-Rite Corp.
                  10.12(6)          Fifth Amendment to Manufacturing License Agreement, dated February 22, 1996, with Denki Kagaku
                                    Kogyo Kabushiki Kaisha.
                  10.13(6)          Amendment to Terms of Debentures, dated February 22, 1996, with Denki Kagaku Kogyo Kabushiki
                                    Kaisha.
                  10.14(6)          License Agreement, dated July 18, 1996, between Read-Rite Corporation and the Company.
                  10.15(7)          Agreement between I.P. Managers, Inc. and the Company dated July 31, 1997.
                  10.16(7)          Incentive Compensation Agreement between the Company and Sabine Austin, dated July 29, 1997.
                  10.17(8)          License Agreement, dated September 25, 1997 between TDK Corporation and the Company.
                  27.1              Financial Data Schedule

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

(2)  Confidential Treatment requested for portions of Exhibit.

(3) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(5) Incorporated by reference to exhibit filed with Registrant's Proxy Statement relating to the Registrant's 1996 Annual Meeting of Shareholders.

(6) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.

(7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (b)  Reports on Form 8-K.

              None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENSTOR CORP.
                                       Registrant



                                       BY: /s/ Sabine Austin
                                           ----------------------------------
                                           Sabine Austin
                                           President and Principal Accounting
                                           Officer



Dated:  November 6, 1998

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           ------------
3.1 (4)           Restated Articles of Incorporation of Registrant.
3.2 (1)           Amended and Restated Bylaws of Registrant.
10.1 (1)          Form of Indemnification Agreement entered into between the Company and each of its directors and officers.
10.2 (1)(2)       License Agreement, dated September 23, 1991, between the Company and Maxtor
                  Corporation, as amended.
10.3 (1) (2)      License Agreement, dated February 28, 1991, between the Company and Fujitsu Limited, as amended.
10.4 (1) (2)      Manufacturing License Agreement, dated August 26, 1988, between the Company and Denki
                  Kagaku Kogyo Kabushiki Kaisha, as amended.
10.5 (1) (2)      License Agreement, dated June 1, 1993, between the Company and International Business
                  Machines Corporation.
10.6 (3)          License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.
10.7 (4)          License Agreement, dated June 19, 1995, between Contact Recording Technology, Inc. and the
                  Company.
10.8 (2)          License Agreement, dated August 7, 1995, between NEC Corporation and the Company.
10.9(5)           Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and the Company.
10.10(2)          License Agreement, dated August 12, 1996, between Western Digital and the Company.
10.11(6)          Assignment of Lease and Consent to Assignment, dated July 2, 1996, between The Sobrato Group,
                  Censtor Corp. and Read-Rite Corp.
10.12(6)          Fifth Amendment to Manufacturing License Agreement, dated February 22, 1996, with Denki Kagaku
                  Kogyo Kabushiki Kaisha.
10.13(6)          Amendment to Terms of Debentures, dated February 22, 1996, with Denki Kagaku Kogyo Kabushiki
                  Kaisha.
10.14(6)          License Agreement, dated July 18, 1996, between Read-Rite Corporation and the Company.
10.15(7)          Agreement between I.P. Managers, Inc. and the Company dated July 31, 1997.
10.16(7)          Incentive Compensation Agreement between the Company and Sabine Austin, dated July 29, 1997.
10.17(8)          License Agreement, dated September 25, 1997 between TDK Corporation and the Company.
27.1              Financial Data Schedule

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10 which became effective December 25, 1994.

(2)  Confidential Treatment requested for portions of Exhibit.

(3) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(5) Incorporated by reference to exhibit filed with Registrant's Proxy Statement relating to the Registrant's 1996 Annual Meeting of Shareholders.

(6) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.

(7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.