Form 10-Q
period 1998-12-31
CENSTOR CORP /CA/
filed 1999-02-08
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal quarter ended: December 31, 1998

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X[   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT DECEMBER 31, 1998
Common Stock -- no par value                               8,523,751

                                  CENSTOR CORP.

                                      INDEX

                                                                              Page No.
                                                                              --------
        PART I. FINANCIAL INFORMATION

Item 1  Financial Statements:

           Condensed Consolidated Balance Sheets at
           June 30, 1998 and December 31, 1998 (unaudited)                       3

           Condensed Consolidated Statements of Operations (unaudited)
           for the three and six months ended December 31, 1997 and 1998         4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the six months ended December 31, 1997 and 1998                   5

           Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                      7

        PART II. OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                         9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,         DECEMBER 31,
                                                1998              1998
                                             -----------      ------------
                                                              (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents            $     915,690     $     451,880
     Receivables and prepaid expenses            19,266                --
                                          -------------     -------------
Total current assets                            934,956           451,880

Total assets                              $     934,956     $     451,880
                                          =============     =============

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Accounts payable                     $      40,553     $      57,381
     Deferred revenue                         1,333,333         1,166,667
     Other current liabilities                  101,570            76,770
                                          -------------     -------------
Total current liabilities                     1,475,456         1,300,818

Long-term obligations:
     Deferred revenue                         4,000,000         3,500,000
     Restructured debt obligation            12,679,377        12,679,377

Net capital deficiency:
     Preferred stock                         32,612,081        32,612,081
     Common stock                            50,230,850        50,230,850
     Warrants to purchase shares of
          preferred stock                       150,000           150,000
     Capital surplus                          2,263,708         2,263,708
     Accumulated deficit                   (102,476,516)     (102,284,954
                                          -------------     -------------
Net capital deficiency                      (17,219,877)      (17,028,315)
                                          -------------     -------------
Total liabilities and net capital
     deficiency                           $     934,956     $     451,880
                                          =============     =============


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED            SIX MONTHS ENDED

                                                   DECEMBER 31,                  DECEMBER 31,
                                             ------------------------    -------------------------
                                              1997            1998           1997           1998
                                             ----------    ----------    ----------   ------------
Revenues -- license fees                     $  333,333    $  333,333    $2,416,666    $  666,666

Costs and expenses:
     Selling, general, and administrative       245,283       303,076       765,074       485,293
                                             ----------    ----------    ----------    ----------
Total expenses                                  245,283       303,076       765,074       485,293
                                             ----------    ----------    ----------    ----------

Operating income                                 88,050        30,257     1,651,592       181,373

Interest and other income, net                   11,045         4,048        12,284        10,189
                                             ----------    ----------    ----------    ----------
Income before income tax expense                 99,095        34,305     1,663,876       191,562

Income tax expense                                   --            --       150,000            --
                                             ----------    ----------    ----------    ----------

Net income                                   $   99,095    $   34,305    $1,513,876    $  191,562
                                             ==========    ==========    ==========    ==========

Basic net income per share                   $     0.01    $     0.00    $     0.18    $     0.02
                                             ==========    ==========    ==========    ==========

Diluted net income per share                 $     0.00    $     0.00    $     0.06    $     0.01
                                             ==========    ==========    ==========    ==========

Shares used in basic calculation (in
thousands):                                       8,524         8,524         8,526         8,524
                                             ==========    ==========    ==========    ==========

Shares used in diluted calculation (in
thousands):                                      23,512        23,512        23,514        23,512
                                             ==========    ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                            ---------------------------
Operating activities:                                           1997           1998
                                                            ------------    -----------
Net income                                                   $1,513,876      $  191,562
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                2,698              --
     Changes in assets and liabilities:
          Receivables and prepaid expenses                       (9,700)         19,266
          Accounts payable                                       (8,938)         16,828
          Deferred revenue                                     (916,666)       (666,666)
          Other current liabilities                             (60,529)        (24,800)
                                                             ----------      ----------
                                                               (993,135)       (655,372)
                                                             ----------      ----------
Net cash provided by (used in) operating activities             520,741        (463,810)

Net increase (decrease) in cash and cash equivalents            520,741        (463,810)
Cash and cash equivalents at beginning of period                799,928         915,690
                                                             ----------      ----------
Cash and cash equivalents at end of period                   $1,320,669      $  451,880
                                                             ==========      ==========
Supplemental disclosure of noncash financing activities:
Cancellation of shareholder notes receivable                 $   10,810      $       --


     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1998

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS ACTIVITIES:

     The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1999. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company's cash flow needs in calendar 1999 are primarily for operating expenses which may include significant litigation expense. The Company's existing cash resources will not be sufficient to fund its planned operations through calendar 1999 without the sale of additional licenses or a reduction in operating expenses.


NOTE 2 -- NET INCOME PER SHARE:

     The following table sets forth the computation of the denominator for the basic and diluted earnings per share calculations (in thousands):


                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                DECEMBER 31,        DECEMBER 31,
                                              ----------------    ----------------
                                               1997      1998      1997      1998
                                              ------    ------    ------    ------
Denominator for basic earnings per share
  -- weighted average shares                   8,524     8,524     8,526     8,524

Effect of dilutive securities:
Convertible preferred stock                   14,988    14,988    14,988    14,988
                                              ------    ------    ------    ------

Denominator for diluted earnings per
  share - adjusted weighted average shares
  and assumed conversions                     23,512    23,512    23,514    23,512
                                              ======    ======    ======    ======

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

OVERVIEW

     The Company was formed in 1981 to develop hard disk drive recording technology and to manufacture head and disk components for disk drives. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and, as of December 31, 1998, had an accumulated deficit of $102.3 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

     Censtor's operating plans for fiscal 1999 focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. The Company expects to finance these operations through sales of additional licenses. The Company will not be able to sustain its operations beyond fiscal 1999 without the sale of such additional licenses or a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements.

     During the six month periods ended December 31, 1998 and 1997, the Company did not engage in any financing or investing activities. The Company used cash in its operations of $464,000 for the six months ended December 31, 1998. During the six months ended December 31, 1997, the Company generated cash in its operations of $521,000, primarily from the sale of a license. As of December 31, 1998, the Company had a working capital deficit of approximately $849,000.

     The Company's commitments for cash payments in calendar year 1999 are primarily for operating expenses, which, going forward, may include significant litigation expense. The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees, there can be no assurance that the Company can enter into a new license agreement in fiscal 1999 or at any subsequent time. Any such failure to enter into licenses or reduce operating expenses would have material adverse affects on the Company's business and would result in the Company's cash reserves being inadequate to fund the Company's operations.

RESULTS OF OPERATIONS

     Revenues

     The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. Revenues of $333,000 and $667,000 for the quarter and six months ended December 31, 1998, related to the recognition of deferred revenues associated with the license sold to Read-Rite. Revenues for the quarter and six months ended December 31, 1997 were $333,000 and $2.4 million, respectively, relating to the recognition of deferred revenue associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997 and the fees received from the license with TDK entered into in September 1997.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $245,000 for the quarter ended December 31, 1997 to $303,000 in the quarter ended December 31, 1998. This increase was largely the result of increases in litigation expenses related to enforcement of the Company's intellectual property rights during the quarter. For the six month periods ending December 31, 1997 and 1998, selling, general and administrative expenses were $765,000 and $485,000 respectively. This decrease was due to lower headcount and lower overhead expense as the Company reduced its scope of operations.

     Income Taxes

     The Company recorded an income tax expense of $150,000 for the six months ended December 31, 1997, relating to the 10% Japanese withholding tax on the sale of a license in September 1997.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

                     Exhibit
     Number        Description
     ------        -----------
      3.1(4)       Restated Articles of Incorporation of Registrant.

      3.2(1)       Amended and Restated Bylaws of Registrant.

     10.1(1)       Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

     10.2(1)(2)    License Agreement, dated September 23, 1991, between the Company and
                   Maxtor Corporation, as amended.

     10.3(1)(2)    License Agreement, dated February 28, 1991, between the Company and
                   Fujitsu Limited, as amended.

     10.4(1)(2)    Manufacturing License Agreement, dated August 26, 1988, between the
                   Company and Denki Kagaku Kogyo Kabushiki Kaisha, as amended.

     10.5(1)(2)    License Agreement, dated June 1, 1993, between the Company and
                   International Business Machines Corporation.

     10.6(3)       License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.

     10.7(4)       License Agreement, dated June 19, 1995, between Contact
                   Recording Technology, Inc. and the Company.

     10.8(2)       License Agreement, dated August 7, 1995, between NEC Corporation and the Company.

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

(3) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

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


                                  CENSTOR CORP.
                                  REGISTRANT



                                  BY: /s/ Sabine Austin
                                      ------------------------------------------
                                      Sabine Austin
                                      President and Principal Accounting Officer


Dated:   February 8, 1999

                                 EXHIBIT INDEX


                     Exhibit
     Number        Description
     ------        -----------
      3.1(4)       Restated Articles of Incorporation of Registrant.

      3.2(1)       Amended and Restated Bylaws of Registrant.

     10.1(1)       Form of Indemnification Agreement entered into between the Company and each of its directors and officers.

     10.2(1)(2)    License Agreement, dated September 23, 1991, between the Company and
                   Maxtor Corporation, as amended.

     10.3(1)(2)    License Agreement, dated February 28, 1991, between the Company and
                   Fujitsu Limited, as amended.

     10.4(1)(2)    Manufacturing License Agreement, dated August 26, 1988, between the
                   Company and Denki Kagaku Kogyo Kabushiki Kaisha, as amended.

     10.5(1)(2)    License Agreement, dated June 1, 1993, between the Company and
                   International Business Machines Corporation.

     10.6(3)       License Agreement, dated December 19, 1994, between Hitachi, Ltd. and the Company.

     10.7(4)       License Agreement, dated June 19, 1995, between Contact
                   Recording Technology, Inc. and the Company.

     10.8(2)       License Agreement, dated August 7, 1995, between NEC Corporation and the Company.

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

(3) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

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