Form 10-Q
period 1999-03-31
CENSTOR CORP /CA/
filed 1999-05-14
CIK 932094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal quarter ended:  March 31, 1999 or

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

           CLASS                                 OUTSTANDING AT MARCH 31, 1999
Common Stock - no par value                                8,523,751

                                  CENSTOR CORP.

                                      INDEX

                                                                                      Page No.
                                                                                      --------

                 PART I.  FINANCIAL INFORMATION

Item 1           Financial Statements:

                    Condensed Consolidated Balance Sheets at
                    June 30, 1998 and March 31, 1999 (unaudited)                          3

                    Condensed Consolidated Statements of Operations (unaudited)
                    for the three and nine months ended March 31, 1998 and 1999           4

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the nine months ended March 31, 1998 and 1999                     5

                    Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      7

                 PART II.  OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K                                         9


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CENSTOR CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30,             MARCH 31,
                    ASSETS                                                                       1998                  1999
                                                                                           -------------         -------------
                                                                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                             $     915,690         $     154,884
     Prepaid expenses                                                                             19,266                11,711
                                                                                           -------------         -------------

Total current assets                                                                             934,956               166,595

Total assets                                                                               $     934,956         $     166,595
                                                                                           =============         =============


    LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
     Accounts payable                                                                      $      40,553         $      53,435
     Deferred revenue                                                                          1,333,333             1,083,334
     Other current liabilities                                                                   101,570                81,570
                                                                                           -------------         -------------

Total current liabilities                                                                      1,475,456             1,218,339

Long-term obligations:
     Deferred revenue                                                                          4,000,000             3,250,000
     Restructured debt obligation                                                             12,679,377            12,679,377

Net capital deficiency:
     Preferred stock                                                                          32,612,081            32,612,081
     Common stock                                                                             50,230,850            50,230,850
     Warrants to purchase shares of preferred stock                                              150,000               150,000
     Capital surplus                                                                           2,263,708             2,263,708
     Accumulated deficit                                                                    (102,476,516)         (102,237,760)
                                                                                           -------------         -------------

Net capital deficiency                                                                       (17,219,877)          (16,981,121)
                                                                                           -------------         -------------

Total liabilities and net capital deficiency                                               $     934,956         $     166,595
                                                                                           =============         =============


     See accompanying notes to condensed consolidated financial statements.

                                           CENSTOR CORP.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)



                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 MARCH 31,                        MARCH 31,
                                                        --------------------------      --------------------------
                                                              1998            1999            1998            1999
                                                        ----------      ----------      ----------      ----------

Revenues - license fees                                 $  333,333      $  333,333      $2,749,999      $  999,999

Costs and expenses:
     Selling, general, and administrative                  277,085         287,958       1,042,159         773,251
                                                        ----------      ----------      ----------      ----------
Total expenses                                             277,085         287,958       1,042,159         773,251
                                                        ----------      ----------      ----------      ----------

Operating income                                            56,248          45,375       1,707,840         226,748

Interest and other income, net                               5,112           1,819          17,395          12,008
                                                        ----------      ----------      ----------      ----------
Income before income tax expense                            61,360          47,194       1,725,236         238,756

Income tax expense                                              --              --         150,000              --
                                                        ----------      ----------      ----------      ----------

Net income                                              $   61,360      $   47,194      $1,575,235      $  238,756
                                                        ==========      ==========      ==========      ==========

Basic net income per share                              $     0.01      $     0.01      $     0.18      $     0.03
                                                        ==========      ==========      ==========      ==========

Diluted net income per share                            $     0.00      $     0.00      $     0.07      $     0.01
                                                        ==========      ==========      ==========      ==========

Shares used in basic calculation (in thousands):             8,524           8,524           8,526           8,524
                                                        ==========      ==========      ==========      ==========

Shares used in diluted calculation (in thousands):          23,512          23,512          23,513          23,512
                                                        ==========      ==========      ==========      ==========



     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------------
Operating activities:                                            1998              1999
                                                              -----------       -----------
Net income                                                    $ 1,575,235       $   238,756
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                                  6,035                --
     Changes in assets and liabilities:
          Receivables and prepaid expenses                         25,271             7,555
          Accounts payable                                         (5,520)           12,882
          Deferred revenue                                     (1,249,999)         (999,999)
          Other current liabilities                               (50,404)          (20,000)
                                                              -----------       -----------
                                                               (1,274,617)         (999,562)
                                                              -----------       -----------
Net cash provided by (used in) operating activities               300,618          (760,806)


Net increase (decrease) in cash and cash equivalents              300,618          (760,806)
Cash and cash equivalents at beginning of period                  799,928           915,690
                                                              -----------       -----------

Cash and cash equivalents at end of period                    $ 1,100,546       $   154,884
                                                              ===========       ===========

Supplemental disclosure of noncash financing activities:
Cancellation of shareholder notes receivable                  $    10,810       $        --




     See accompanying notes to condensed consolidated financial statements.

                                  CENSTOR CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1 -- BASIS OF PRESENTATION AND BUSINESS ACTIVITIES:

        The accompanying unaudited condensed consolidated financial statements have been prepared by Censtor Corp. ("Censtor" or the "Company") in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended June 30, 1999. The financial information presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The Company's cash flow needs through the end of fiscal 1999 and beyond are primarily for operating expenses. However, the Company's existing cash resources are not sufficient to fund its planned operations through calendar 1999 without the sale of additional licenses or a reduction in operating expenses. Effective March 1, 1999, I.P. Managers, Inc. ("IPM"), the Company's licensing agent, agreed to assume financial responsibility for costs and expenses related to the continuation of patent enforcement activities under the Exclusive Representation Agreement. In exchange, IPM's commission increased from twenty five percent (25%) to forty five percent (45%) of the amounts, as defined in the agreement, received as enforcement proceeds. The president of IPM is a director of Censtor.

NOTE 2 -- NET INCOME PER SHARE:

        The following table sets forth the computation of the denominator for the basic and diluted earnings per share calculations (in thousands):

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   MARCH 31,                MARCH 31,
                                              ------------------      ------------------
                                                1998        1999        1998        1999
                                              ------      ------      ------      ------
Denominator for basic earnings per share
- weighted average shares                      8,524       8,524       8,525       8,524

Effect of dilutive securities:
Convertible preferred stock                   14,988      14,988      14,988      14,988
                                              ------      ------      ------      ------

Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversions                       23,512      23,512      23,513      23,512
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

OVERVIEW

        The Company was formed in 1981 to develop hard disk drive recording technology and to manufacture head and disk components for disk drives. To date, the Company's principal source of revenue has been license fees from disk drive manufacturers. While the Company's license agreements typically provide for on-going royalty payments by licensees based upon sales of products incorporating the Company's technology, to date none of the Company's licensees has commercialized products using the Company's technology and the Company has received no recurring royalty revenue. Until the first quarter of fiscal 1997, the Company had not been profitable in any fiscal period since inception, and, as of March 31, 1999, had an accumulated deficit of $102.2 million. There can be no assurance that the Company will be able to sustain its recent profitability or achieve or sustain significant revenues or profitability in the future.

        Censtor's operating plans for the remainder of fiscal 1999 and beyond focus on the perfection of the Company's patent protection and other proprietary rights and the possible exploitation of such rights through licenses or other strategic transactions with disk drive manufacturers and other related companies. However, the Company hopes to finance these operations through sales of additional licenses. The Company will not be able to sustain its operations beyond fiscal 1999 without the sale of such additional licenses or a reduction in operating expenses. Effective March 1, 1999, I.P. Managers, Inc. ("IPM"), the Company's licensing agent, agreed to assume financial responsibility for costs and expenses related to the continuation of patent enforcement activities under the Exclusive Representation Agreement. In exchange, IPM's commission increased from twenty five percent (25%) to forty five percent (45%) of the amounts, as defined in the agreement, received as enforcement proceeds. The president of IPM is a director of Censtor.


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through private placements of its equity and debt securities and, to a lesser extent, through licensing and research and development agreements.

        During the nine month periods ended March 31, 1999 and 1998, the Company did not engage in any financing or investing activities. The Company used cash in its operations of $761,000 for the nine months ended March 31, 1999. During the nine months ended March 31, 1998, the Company generated cash in its operations of $301,000, primarily from the sale of a license. As of March 31, 1999, the Company had a working capital deficit of approximately $1.1 million.

        The Company's commitments for cash payments through the end of fiscal year 1999 and beyond are primarily for operating expenses. The Company's ability to fund its cash requirements and assert its intellectual property rights in the future depends largely upon its success in seeking new licensees, there can be no assurance that the Company can enter into a new license agreement in fiscal 1999 or at any subsequent time. Any such failure to enter into licenses or reduce operating expenses would have material adverse affects on the Company's business and would result in the Company's cash reserves being inadequate to fund the Company's operations.

RESULTS OF OPERATIONS

        Revenues

        The Company's major revenue source has been fees from the sale of license agreements with disk drive manufacturers. Revenues of $333,000 and $1.0 million for the quarter and nine months ended March 31, 1999, related to the recognition of deferred revenues associated with the license sold to Read-Rite. Revenues for the quarter and nine months ended March 31, 1998 were $333,000 and $2.7 million, respectively, relating to the recognition of deferred revenue associated with certain licenses to Read-Rite and to Western Digital Corp. ("WD") entered into during the first quarter of fiscal 1997 and the fees received from the license with TDK entered into in September 1997.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased from $277,000 for the quarter ended March 31, 1998 to $288,000 in the quarter ended March 31, 1999. This increase was largely the result of increases in litigation expenses related to enforcement of the Company's intellectual property rights during the quarter. For the nine month periods ending March 31, 1998 and 1999, selling, general and administrative expenses were $1.0 million and $773,000 respectively. This decrease was due to lower headcount and lower overhead expense as the Company reduced its scope of operations.

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

               --------------

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


                                  CENSTOR CORP.
                                  Registrant



                                  BY: /s/ Sabine Austin
                                      ------------------------------------------
                                      Sabine Austin
                                      President and Principal Accounting Officer






Dated:   May 14, 1999

                                EXHIBIT INDEX


Exhibit
Number                           Description
-------                         -------------
27.1                       Financial Data Schedule